Form 10-Q
period 1995-04-01
AEROVOX INC
filed 1995-05-16
CIK 856164

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended April 1, 1995

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                          to

                            Commission File #0-18018


                              AEROVOX INCORPORATED
                              --------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                      76-0254329
         --------                                      ----------
(State or other jurisdiction of                      (I.R.S.Employer
 incorporation or organization)                     Identification No.)


  370 Faunce Corner Road, North Dartmouth, Massachusetts                02747
  ---------------------------------------------------------------------------
         (Address of principal executive offices)                     (Zip Code)

                                 (508) 995-8000
                                 --------------
                         Registrant's telephone number


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes X  No____
                                                                 ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

At April 1, 1995, 5,232,350 shares of registrant's common stock (par value, $1.00) were outstanding.

                             AEROVOX INCORPORATED
                   CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
                            (Amounts in Thousands)

                                                        APR. 1,         DEC. 31,
                                                         1995             1994
                                                    -----------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                       $       506      $      102
    Accounts receivable, net                             20,578          16,278
    Inventories                                          22,800          19,895
    Prepaid expenses and other current assets             1,589           1,225
    Deferred income taxes                                   997             997
                                                     -----------      ----------
        TOTAL CURRENT ASSETS                             46,470          38,497

Property, plant and equipment,
  net of accumulated depreciation                        38,560          37,101
Deferred income taxes                                     1,752           1,752
Other assets                                                638             409
                                                     -----------      ----------
                     TOTAL ASSETS                   $    87,420      $   77,759
                                                     ===========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                $    12,476      $    9,986
    Accrued expenses                                      3,944           3,294
    Current maturities of long-term debt                  2,337           2,292
    Income taxes                                            759             484
                                                     -----------      ----------
         TOTAL CURRENT LIABILITIES                       19,516          16,056
                                                     -----------      ----------

Deferred income taxes                                     5,828           5,821
Industrial revenue bond                                   2,854           2,943
Long-term debt less current maturities                   23,892          18,705
Other liabilities                                           851             818

STOCKHOLDERS' EQUITY:
    Common stock                                          5,232           5,231
    Additional paid-in capital                              603             592
    Retained earnings                                    28,721          27,887
    Foreign currency translation adjustment                 (77)           (294)
                                                     -----------      ----------
         TOTAL STOCKHOLDERS' EQUITY                      34,479          33,416
                                                     -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    87,420      $   77,759
                                                     ===========      ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             AEROVOX INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                THREE MONTHS ENDED
                                                              APRIL 1,      APRIL 2,
                                                                1995          1994
                                                             ----------     ---------
Net Sales                                                   $   34,141        32,904
Cost of sales                                                   28,216        26,304
GROSS PROFIT                                                 ----------     ---------
                                                                 5,925         6,600
Selling, general and administrative expenses                     4,279         4,101
INCOME FROM OPERATIONS                                       ----------     ---------
                                                                 1,646         2,499
OTHER INCOME, (EXPENSES):

  Interest expense                                                (513)         (340)
  Other Income                                                     229            97
                                                             ----------     ---------
INCOME BEFORE INCOME TAXES                                       1,362         2,256
Provision for income taxes                                         528           903
                                                             ----------     ---------
NET INCOME                                                  $      834     $   1,353
                                                             ----------     ---------
NET INCOME PER SHARE                                        $     0.15     $    0.25
                                                             ==========     =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             AEROVOX INCORPORATED
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Amounts in Thousands)

                                                                              Three Months Ended
                                                                              ------------------
                                                                        April 1,               April 2,
                                                                          1995                   1994
                                                                      ------------           ------------
Cash flows from operating activities:
    Net income                                                       $        834           $      1,353
    Adjustments to reconcile to cash provided by (used in)
     operating activities:
       Depreciation and amortization                                        1,113                    949
       Deferred income taxes                                                    7                     35
    Changes in operating assets and liabilities:
       Accounts  receivable                                                (4,300)                (3,357)
       Inventories                                                         (2,905)                (1,174)
       Prepaid expenses and other current assets                             (364)                  (514)
       Accounts payable                                                     2,490                  2,145
       Accrued expenses                                                       650                   (148)
       Income taxes payable                                                   275                    646
                                                                      ------------           ------------
Net cash provided  by operating activities                                 (2,200)                   (65)
                                                                      ------------           ------------
Cash flows from investing activities:
    Acquisition of property, plant and equipment                           (2,572)                (1,361)
    Other                                                                      21                    119
                                                                      ------------           ------------
Net cash used in investing activities                                      (2,551)                (1,242)
                                                                      ------------           ------------
Cash flows from financing activities:
    Net borrowings under line of credit                                     5,706                  1,862
    Long-term debt repayment                                                 (563)                  (522)
    Common stock issued                                                        12                     34
                                                                      ------------           ------------
Net cash provided by financing activities                                   5,155                  1,374
                                                                      ------------           ------------
Increase in cash and cash equivalents                                         404                     67
Cash and cash equivalents at beginning of period                              102                    215
                                                                      ------------           ------------
Cash and cash equivalents at end of period                           $        506           $        282
                                                                      ============           ============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                         $        520           $        362
                                                                      ============           ============
    Cash paid during the period for income taxes                     $        284           $        105
                                                                      ============           ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              AEROVOX INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS


(1) The consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments, all of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods.

     The financial statements are presented as permitted by Form 10Q, and do not contain certain information included in the Company's annual financial statements and notes.

     Deferred taxes at April 1, 1995, consist of the following:

                Deferred Income Tax Assets:
                    Current deferred income taxes            $  997,000
                    Long-term deferred income taxes           1,752,000
                                                              ---------
                       Total deferred income tax assets      $2,749,000
                                                              =========

                Deferred Income Tax Liabilities:             $5,828,000
                                                              =========

     The deferred income tax asset of $2,749,000 is presented net of a valuation allowance of $75,000.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of operations for Three Months Ended April 1, 1995 as compared to Three Months Ended April 2, 1994.

     Net sales for the first quarter of 1995 totaled $34,141,000 compared to net sales of $32,904,000 for the comparable period of 1994, an increase of approximately 3.8%.

     Gross profit, at $5,925,000, was 17.4% of net sales for the first quarter of 1995 compared to $6,600,000, 20.1% of net sales, for the first quarter of 1994. The Aero M Group reported a negative $125,000 at the gross profit level for the first three months of 1995 versus an approximate gross profit of $1,160,000 for the corresponding period in 1994. Production trends are still improving for this operating Group that had losses attributable to the move of the electrolytic capacitor operations from Kentucky to Juarez, Mexico, during the latter half of 1994. Selling, general and administrative expenses were 12.5% of net sales, at $4,279,000, compared to 12.5% of net sales, at $4,101,000, for the first quarter of 1994.

     Interest expense for the first quarter of 1995 was $513,000 compared to $340,000 for the comparable period of 1994 as interest rates (measured by the Prime Rate) increased by approximately 2.5 to 3.0 percentage points when comparing first quarter, 1995, interest rates with the corresponding quarter in 1994. This increase in rates was compounded by an increase in loans outstanding of approximately $5.5 million in the first quarter of 1995 over the same period of 1994. Other income, at $229,000, was $132,000 higher than the other income recorded for the first quarter of 1994, as a Licensee purchased more raw materials from the Company than the previous period, 1994, and an exchange gain was recorded by the Company's U.K. subsidiary.

     Income before taxes was $1,362,000 (4.0% of net sales) compared to $2,256,000 (6.9% of net sales) in 1994. Income tax provisions were $528,000 for the first quarter of 1995 versus $903,000 for the corresponding period in 1994. The tax rate of 38.8% for 1995 (compared to 40% for 1994) was favorably affected by an increase in the percentage of profits of the Company by its U.K. subsidiary with a lower tax rate. Net income was $834,000 ($.15 per common share) compared to net earnings for the first quarter of 1994 of $1,353,000 ($.25 per common share).


Financial Conditions:  Liquidity and Capital Resources

     Cash at the end of the first quarter, 1995, totaled $506,000 as compared to $282,000 at the end of the first quarter of 1994. Working capital was $26,954,000 at the end of the first quarter of 1995 as compared to $22,368,000 at the end of the first quarter of 1994. Current ratio of 2.4:1 compares to 2.2:1 at the end of the first quarter of 1994. Approximately $2,572,000 of expenditures were made for equipment during the first quarter of 1995 compared to $1,361,000 during the same period of 1994.

     The Company amended the Amended and Restated Revolving Credit Agreement, dated July 8, 1993, between it and The First National Bank of Boston (Bank of Boston), on August 30, 1994, to include, among other things, the right of BHC Aerovox, Ltd. (BHC), to borrow an amount not to exceed 4,000,000 Pounds Sterling in addition to the $15,000,000 the Company may borrow under this Agreement.

     At the end of the first quarter of 1995, the Company had borrowed $14,200,000 (versus $11,000,000 at the end of the first quarter, 1994) and BHC had borrowed approximately 3,500,000 Pounds Sterling under the Agreement with the Bank of Boston. The Company also has a term line of credit with the CIT Group, an equipment financing company. This line of $10,000,000, secured by equipment at the Company's New Bedford facility, has a balance, at April 1, 1995, of $6,082,000, (compared to a balance at the end of the first quarter, 1994, of $7,948,000. These loans, with five-year terms, carry annual interest rates ranging from 7.36% to 8.24%.

     It was determined, at the end of the first quarter of 1995, that the Company was in default of financial covenants imposed by the Bank of Boston and the CIT Group. Bank covenants for an interest coverage ratio of no less than 4 to 1 (earnings before interest and income taxes divided by total interest expense) and a debt to worth ratio (consolidated total liabilities divided by consolidated net worth) of no greater than 1.5 to 1 were not met at the end of the first quarter - the interest coverage ratio was 3.6:1 and the debt to worth ratio was 1.54 to 1. Both banking institutions were advised of this position and the Company received verbal waivers from them of what they recognize as a temporary situation.


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

6 (a).   Exhibits:  None
6 (b).   Reports on Form 8-K:  None filed.
27       Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AEROVOX INCORPORATED



DATE        May 15, 1995              BY /S/ RONALD F. MURPHY
     ----------------------------     -----------------------------
                                      Ronald F. Murphy, Senior
                                      Vice President, Treasurer, Secretary
                                      and Principal Accounting Officer