Form 10-Q
period 1995-07-01
AEROVOX INC
filed 1995-08-15
CIK 856164

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended July 1, 1995

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

                                (508) 995-8000
                                 -------------
                         Registrant's telephone number


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

At July 1, 1995, 5,234,564 shares of registrant's common stock (par value, $1.00) were outstanding.

                             AEROVOX INCORPORATED
                   CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
                            (Amounts in Thousands)

                                                          July 1,         Dec. 31,
                                                           1995            1994
                                                        ----------------------------
ASSETS
Current assets:
    Cash and cash equivalents                          $       322     $        102
    Accounts receivable, net                                23,015           16,278
    Inventories                                             22,801           19,895
    Prepaid expenses and other current assets                1,420            1,225
    Deferred income taxes                                      997              997
                                                        -----------     ------------
        Total current assets                                48,555           38,497

Property, plant and equipment,
  net of accumulated depreciation                           39,631           37,101
Deferred income taxes                                        1,752            1,752
Other assets                                                   452              409
                                                        -----------     ------------
                     Total assets                      $    90,390     $     77,759
                                                        ===========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                   $    11,861     $      9,986
    Accrued expenses                                         4,158            3,294
    Current maturities of long-term debt                     3,080            2,292
    Income taxes                                             1,317              484
                                                        -----------     ------------
         Total current liabilities                          20,416           16,056

Deferred income taxes                                        5,825            5,821
Industrial revenue bond                                      2,765            2,943
Long-term debt less current maturities                      25,195           18,705
Other liabilities                                              916              818

Stockholders' equity:
    Common stock                                             5,235            5,231
    Additional paid-in capital                                 617              592
    Retained earnings                                       29,812           27,887
    Foreign currency translation adjustment                   (391)            (294)
                                                        -----------     ------------
         Total stockholders' equity                         35,273           33,416
                                                        -----------     ------------
      Total liabilities and stockholders' equity       $    90,390     $     77,759
                                                        ===========     ============

   The accompanying notes are an integral part of the financial statements.

                             AEROVOX INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Amounts in Thousands, Except Per Share Data)

                                                            Three Months Ended                Six Months Ended
                                                            ------------------                ----------------
                                                         July 1,          July 2,          July 1,          July 2,
                                                          1995             1994             1995             1994
                                                       -----------      -----------      -----------      -----------
Net sales                                             $    36,737      $    34,801      $    70,878      $    67,705
Cost of sales                                              30,685           27,356           58,901           53,660
                                                       -----------      -----------      -----------      -----------
Gross profit                                                6,052            7,445           11,977           14,045
Selling, general and administrative expenses                3,873            4,069            8,152            8,171
                                                       -----------      -----------      -----------      -----------
Income from operations                                      2,179            3,376            3,825            5,874
Other income, (expense):
  Interest expense                                           (569)            (381)          (1,082)            (721)
  Other income                                                161              140              390              238
                                                       -----------      -----------      -----------      -----------
Income before income taxes                                  1,771            3,135            3,133            5,391
Provision for income taxes                                    680            1,249            1,208            2,152
                                                       -----------      -----------      -----------      -----------
Net income                                            $     1,091      $     1,886      $     1,925      $     3,239
                                                       ===========      ===========      ===========      ===========

Net income per share                                  $      0.21      $      0.35      $      0.36      $      0.60
                                                       ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of the financial statements.

                             AEROVOX INCORPORATED

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                            (Amounts in Thousands)

                                                             Six Months Ended
                                                             ----------------
                                                          July 1,         July 2,
                                                           1995            1994
                                                        -----------     -----------
Cash flows from operating activities:
    Net income                                         $     1,925     $     3,239
    Adjustments to reconcile to cash provided by (used in)
     operating activities:
       Depreciation and amortization                         2,159           1,954
       Deferred income taxes                                     4              72
    Changes in operating assets and liabilities:
       Accounts  receivable                                 (6,737)         (3,850)
       Inventories                                          (2,906)         (1,969)
       Prepaid expenses and other current assets              (195)           (239)
       Accounts payable                                      1,875           2,787
       Accrued expenses                                        864            (903)
       Income taxes payable                                    833           1,556
                                                        -----------     -----------
Net cash provided  by operating activities                  (2,178)          2,647
                                                        -----------     -----------
Cash flows from investing activities:
    Acquisition of property, plant and equipment            (4,689)         (2,923)
    Other                                                      (42)            380
                                                        -----------     -----------
Net cash used in investing activities                       (4,731)         (2,543)
                                                        -----------     -----------
Cash flows from financing activities:
    Net borrowings under line of credit                      4,795           1,027
    Long-term debt borrowings                                3,500              -
    Long-term debt repayment                                (1,195)         (1,054)
    Common stock issued                                         29             294
                                                        -----------     -----------
Net cash provided by financing activities                    7,129             267
                                                        -----------     -----------
Increase in cash and cash equivalents                          220             371
Cash and cash equivalents at beginning of period               102             215
                                                        -----------     -----------
Cash and cash equivalents at end of period             $       322     $       586
                                                        ===========     ===========
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest             $     1,176     $       763
                                                        ===========     ===========
    Cash paid during the year for income taxes         $       418     $       452
                                                        ===========     ===========

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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of operations for the Three Months Ended July 1, 1995 as compared to Three Months Ended July 2, 1994.

     Net sales for the second quarter of 1995 totaled $36,737,000 compared to $34,801,000 for the second quarter of 1994, a 5.6% increase.

     Gross profit, at $6,052,000, was 16.5% of net sales, decreased from $7,445,000, 21.4% of net sales, recorded for the second quarter of 1994.
Second quarter gross margins were expected to be lower than the corresponding period of 1994 as the Aero M Group, although production trends were still improving, reported essentially a break-even gross margin for the quarter compared to a gross margin of approximately $1,035,000, or 17.9% of net sales, for the second quarter of 1994. Other operations of the Company, on a combined basis, reported $6,064,000 gross profits, a slight decrease from the 1994 level for the second quarter. Selling and general and administrative expenses for the quarter were 10.5% of net sales, at $3,873,000, compared to 11.7% of net sales for the second quarter of 1994, at $4,069,00, as reductions were made, primarily in incentive bonus accruals, to reflect the lower earnings levels.

     Interest expense for the second quarter, at $569,000, compared to $381,000 for the comparable period of 1994 as interest rates (measured by the Prime Rate) increased by approximately 2.5 to 3.0 percentage points when comparing second quarter, 1995, interest rates with the corresponding quarter in 1994. This increase in rates was compounded by an increase in loans outstanding at the end of the second quarter of 1995 (increased by approximately $2,000,000 during the quarter) of approximately $9,900,000 over loans outstanding at the end of the second quarter of 1994. Other income, at $161,000, was comparable to the $140,000 reported for the second quarter of 1994.

     Income before taxes was $1,771,000, 4.8% of net sales, versus $3,135,000, 9.0% of net sales, for the second quarter of 1994. Income tax provisions for the second quarter of 1995 were $680,000 compared to $1,249,000 for the same period of 1994. Net income was $1,091,000 ($.21 per common share) compared to $1,886,000 ($.35 per share) for the second quarter of 1994.


Results of operations for the Six Months Ended July 1, 1995 as compared to Six Months Ended July 2, 1994.

     Net sales for the first six months of 1995 totaled $70,878,000 compared to $67,705,000 recorded for the first six months of 1994, or a 4.7% increase.

     Gross profits, at $11,977,000, 16.9% of net sales, compared to gross profits for the first six months of 1994, at $14,045,000, 20.7% of net sales, as the Aero M Group reported negative gross profits (approximately $137,000) for its operations during the first six months of 1995 compared to profitable operations at the gross profit level (approximately $2,200,000) in the comparable period of 1994 prior to its physical move of operations from Kentucky to Juarez, Mexico, during the latter half of the 1994. Selling, general and administrative expenses were $8,152,000 (11.5% of net sales) for the first six months of 1995 compared to $8,171,000 (12.1% of net sales) for the corresponding period of 1994.

     Interest expenses for the first half of 1995 totaled $1,082,000 compared to $721,000 in 1994 as increased loan balances at July 1, 1995 ($31,040,000) over those at July 2, 1994 ($21,125,000) compounded by increased interest rates (measured by the Prime Rate) of approximately 2.5 to 3.0 percentage points in 1995 over 1994 increased interest costs. Other income of $390,000 was approximately $152,000 higher than that recorded in 1994 as a Licensee purchased more raw materials from the Company than the previous period in 1994, and an exchange gain was recorded by the Company's U.K. subsidiary.

     Income before taxes was $3,133,000 (4.4% of net sales) compared to $5,391,000 (8.0% of net sales) for the corresponding period in 1994. Income tax provisions were $1,208,000 for the first six months of 1995 compared to $2,152,000 for the first six months of 1994. The tax rate of 38.6% for 1995 (compared to 39.9% for 1994) was favorably affected by the increase in the percentage of profits of the Company by its U.K. subsidiary with lower tax rates. Net income was $1,925,000 ($.36 per common share) compared to the first six months of 1994 of $3,239,000 ($.60 per share).


Financial Conditions:  Liquidity and Capital Resources

     Cash at the end of the second quarter, 1995, totaled $322,000 as compared to $586,000 at the end of the second quarter of 1994 (including a cash equivalent of $505,000 pledged as collateral for an environmental issue). Working capital was $28,139,000 at the end of the first half of 1995 versus $22,845,000 at the close of the comparable period in 1994. Current ratio of 2.4:1 compares to a ratio of 2.2:1 at July 2, 1994. Approximately $4,689,000 of expenditures were made during the first half of 1995 for property, plant and equipment compared to $2,923,000 expended during the first six months of 1994.

     The Company has an Amended Revolving Credit Agreement, dated July 8, 1993, with the The First National Bank of Boston (Bank of Boston), wherein the Company may borrow up to a limit of $15,000,000. This Agreement was further amended on August 4, 1994, to include, among other things, the right of BHC Aerovox Ltd. (BHC) to borrow an amount not to exceed 4,000,000 Pounds Sterling in addition to the $15,000,000 the Company may borrow under this Agreement.
At the end of the second quarter of 1995, the Company had borrowed $13,260,000 and BHC had borrowed approximately 3,500,000 Pounds Sterling under the Agreement with the Bank of Boston.

     The Company also has a term line of credit with The CIT Group, an equipment financing company. This line of $10,000,000, secured by equipment at the Company's New Bedford facility, has annual interest rates ranging from 7.36% to 8.24%. Outstanding loans at the end of the second quarter, 1995, for this part of the loan facility, totaled $5,534,000. Amendment No. 2 to this Loan and Security Agreement, signed by the Company on June 8, 1995, provides that the Company can borrow up to an additional aggregate amount not to exceed $5,000,000, such additional borrowings to be similarly secured by the existing security interest on the stated property. The Company had borrowed $3,500,000 on this new credit line as of the end of the second quarter, 1995.

     It was determined, at the end of the first quarter of 1995, that the Company was in default of financial covenants imposed by the Bank of Boston and The CIT Group. Bank covenants for an interest coverage ratio of no less than 4 to 1 (earnings before interest and income taxes divided by total interest expense) and a debt to worth ratio (consolidated total liabilities divided by consolidated net worth) of no greater than 1.5 to 1 were not met at the end of the first quarter - interest coverage ratio was 3.6 to 1 and the debt to worth ratio was 1.54 to 1. Both banking institutions were advised of this position and the Company received written waivers from them of what they recognize as a temporary situation as well as relief from these covenants (interest coverage ratio to 3.5 to 1 and debt to worth ratio to 1.75 to 1) for the remainder of 1995.


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

6 (a). The Company's Annual Meeting of Stockholders was held on Tuesday, May 9, 1995, in Boston, MA. Proxies for the meeting were solicited pursuant to Regulation 14A.

6 (b). There was no solicitation in opposition to the nominees listed in the proxy statement and all such nominees were elected.

6 (c). At the Annual Meeting of Stockholders, the following three Class III Directors were elected to serve until the 1998 Annual Meeting. The vote totals for each is as follows:

                                                               Total Vote
                                              Total Vote        Withheld
                                               for Each         from Each
                                               Director         Director
                                               --------         --------
               Dennis Horowitz                4,716,979          44,870
               Ronald F. Murphy               4,716,943          44,906
               Benedict P. Rosen              4,717,083          44,766

        Shareholders approved the amendment to increase the number of shares of Common Stock reserved for issuance under the 1989 Stock Option Plan for Directors from 50,000 to 80,000 and to change the vesting schedule so that options become exercisable on the first anniversary of the date of the grant.

                                                Votes
                                                -----
                         For                 4,213,675
                         Against               224,212
                         Abstained              46,585
                         Unvoted               277,377


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

6 (a).  Exhibits:  None.

6 (b).  Reports on Form 8-K:  None filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AEROVOX INCORPORATED



DATE      August 14, 1995                 BY /S/ RONALD F. MURPHY
     -----------------------------        ------------------------------
                                          Ronald F. Murphy, Senior
                                          Vice President, Treasurer, Secretary
                                          and Principal Accounting Officer