Form 10-Q
period 1995-09-30
AEROVOX INC
filed 1995-11-14
CIK 856164

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q


(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1995

                                      OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to


                           Commission File #0-18018


                             AEROVOX INCORPORATED
                             --------------------
            (Exact name of registrant as specified in its charter)


         Delaware                                            76-0254329
         --------                                            ----------
(State or other jurisdiction of                            (I.R.S.Employer
 incorporation or organization)                           Identification No.)


  370 Faunce Corner Road, North Dartmouth, Massachusetts      02747
  --------------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)


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
                                                              Yes  X   No
                                                                  ---     ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

At September 30, 1995, 5,296,840 shares of registrant's common stock (par value, $1.00) were outstanding.

                             AEROVOX INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Amounts in Thousands, Except Per Share Data)

                                                            Three Months Ended                Nine Months Ended
                                                      ------------------------------    ------------------------------
                                                        Sept 30,          Oct 1,          Sept 30,          Oct 1,
                                                          1995             1994             1995             1994
                                                      -------------    -------------    -------------    -------------
Net sales                                             $      27,678    $      28,884    $      98,556    $      96,589
Cost of sales                                                24,604           24,126           83,505           77,786
                                                      -------------    -------------    -------------    -------------
Gross profit                                                  3,074            4,758           15,051           18,803
Selling, general and administrative expenses                  3,355            3,399           11,507           11,570
                                                      -------------    -------------    -------------    -------------
Income (loss) from operations                                  (281)           1,359            3,544            7,233
Other income, (expense):
  Litigation settlement                                           -             (513)               -             (513)
  Interest expense                                             (615)            (366)          (1,697)          (1,087)
  Other income                                                  134              314              524              552
                                                      -------------    -------------    -------------    -------------
Income (loss) before income taxes                              (762)             794            2,371            6,185
Provision for income taxes                                     (356)             295              852            2,447
                                                      -------------    -------------    -------------    -------------
Net income (loss)                                     $        (406)   $         499    $       1,519    $       3,738
                                                      =============    =============    =============    =============

Net income (loss) per share                           $       (0.08)   $        0.09    $        0.28    $        0.69
                                                      =============    =============    =============    =============

   The accompanying notes are an integral part of the financial statements.

                             AEROVOX INCORPORATED
                   CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
                            (Amounts in Thousands)

                                                                      Sept 30,               Dec. 31,
                                                                        1995                   1994
ASSETS
Current assets:
    Cash and cash equivalents                                      $         424          $         102
    Accounts receivable, net                                              19,729                 16,278
    Inventories                                                           22,131                 19,895
    Prepaid expenses and other current assets                              1,690                  1,225
    Deferred income taxes                                                    997                    997
                                                                   -------------          -------------
        Total current assets                                              44,971                 38,497

Property, plant and equipment,
  net of accumulated depreciation                                         40,259                 37,101
Deferred income taxes                                                      1,752                  1,752
Other assets                                                                 450                    409
                                                                   -------------          -------------
        Total assets                                               $      87,432          $      77,759
                                                                   =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                               $      10,164          $       9,986
    Accrued expenses                                                       3,770                  3,294
    Current maturities of long-term debt                                   3,128                  2,292
    Income taxes                                                             848                    484
                                                                   -------------          -------------
         Total current liabilities                                        17,910                 16,056

Deferred income taxes                                                      5,824                  5,821
Industrial revenue bond                                                    2,669                  2,943
Long-term debt less current maturities                                    24,982                 18,705
Other liabilities                                                          1,015                    818

Stockholders' equity:
    Common stock                                                           5,297                  5,231
    Additional paid-in capital                                               756                    592
    Retained earnings                                                     29,406                 27,887
    Foreign currency translation adjustment                                 (427)                  (294)
                                                                   -------------          -------------
         Total stockholders' equity                                       35,032                 33,416
                                                                   -------------          -------------
Total liabilities and stockholders' equity                         $      87,432          $      77,759
                                                                   =============          =============

   The accompanying notes are an integral part of the financial statements.

                             AEROVOX INCORPORATED
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Amounts in Thousands)


                                                                                 Nine Months Ended
                                                                       -----------------------------------
                                                                           Sept 30,              Oct 1,
                                                                             1995                 1994
                                                                       -------------         -------------
Cash flows from operating activities:
    Net income                                                         $       1,519         $       3,738
    Adjustments to reconcile to cash provided by (used in)
     operating activities:
       Depreciation and amortization                                           3,165                 2,849
       Deferred income taxes                                                       3                    19
    Changes in operating assets and liabilities:
       Accounts  receivable                                                   (3,451)               (2,046)
       Inventories                                                            (2,236)               (3,217)
       Prepaid expenses and other current assets                                (465)                 (257)
       Accounts payable                                                          178                 3,008
       Accrued expenses                                                          476                (1,620)
       Income taxes payable                                                      364                 1,961
                                                                       -------------         -------------
Net cash provided  by operating activities                                      (447)                4,435
                                                                       -------------         -------------
Cash flows from investing activities:
    Acquisition of property, plant and equipment                              (6,323)               (4,701)
    Other                                                                         23                   525
                                                                       -------------         -------------
Net cash used in investing activities                                         (6,300)               (4,176)
                                                                       -------------         -------------
Cash flows from financing activities:
    Net borrowings under line of credit                                        5,296                 1,032
    Long-term debt borrowings                                                  3,500                     -
    Long-term debt repayment                                                  (1,957)               (1,598)
    Common stock issued                                                          230                   313
                                                                       -------------         -------------
Net cash provided by financing activities                                      7,069                  (253)
                                                                       -------------         -------------
Increase in cash and cash equivalents                                            322                     6
Cash and cash equivalents at beginning of period                                 102                   215
                                                                       -------------         -------------
Cash and cash equivalents at end of period                             $         424         $         221
                                                                       =============         =============
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                             $       1,763         $       1,161
                                                                       =============         =============
    Cash paid during the year for income taxes                         $         562         $         518
                                                                       =============         =============

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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of operations for Three Months Ended September 30, 1995 as compared to Three Months Ended October 1, 1994.

     Net sales for the third quarter of 1995 totaled $27,678,000 compared to $28,884,000 for the third quarter of 1994, a 4.2% decrease.

     Gross profit for the quarter totaled $3,074,000 (11.1% of net sales) compared to $4,758,000 (16.5% of net sales) in the corresponding quarter of 1994. Gross profit dollars were affected by reduced shipment volume but were also impacted by continued losses, at the margin level, by operations in Mexico. Operations in the U.K. improved gross margin dollars as its shipment volume increased by approximately 35% during the third quarter of 1995 over the corresponding period in 1994. Selling and general and administrative expenses were $3,355,000 (12.1% of net sales) compared to $3,399,000 (11.8%) for the third quarter of 1994.

     A charge of $513,000 was recorded in the third quarter of 1994 to reflect an adverse ruling, which remains under appeal, relative to coverage for the excess of an environmental settlement relating to the Company's share of the clean-up of a hazardous waste storage site that was not covered by the Company's primary insurers.

     Interest expense for the third quarter of 1995, at $615,000, compared to $366,000 for the third quarter of 1994. Interest rates charged to the Company for its borrowings were approximately one percentage point greater during the third quarter of 1995 than in the third quarter of 1994. This additional expense on approximately $10,000,000 increased borrowings at the end of the third quarter of 1995 over the corresponding period of 1994 accounts for approximately $250,000 increased interest expense in the third quarter of 1995. Other income, at $134,000 for the third quarter of 1995, was approximately $180,000 less than other income in the third quarter of 1994, at $314,000, due to a non-recurring currency exchange gain in 1994.

     The Company experienced a pre-tax loss of $762,000 in the third quarter of 1995 compared to pre-tax income of $794,000 in the third quarter of 1994. The Income tax benefit for the third quarter of 1995 was $356,000 as compared to a $295,000 tax provision on earnings for the third quarter of 1994.

Results of Operations for the Nine Months Ended September 30, 1995 as compared to Nine Months Ended October 1, 1994.

     Net sales for the nine months of 1995 totaled $98,556,000 compared to $96,589,000 for the first nine months of 1994, a 2.0% increase.

     Gross profits, at $15,051,000, 15.3% of net sales, compares to gross profits of $18,803,000, 19.5% of net sales, for the nine months of 1994. The Aero M Group reported negative gross profits (approximately $800,000) for its operations during the first nine months of 1995 compared to profitable operations at the gross profit level (approximately $1,770,000) in the comparable period of 1994 as the physical move of its operations from Kentucky to Juarez, Mexico, commenced during the latter half of 1994. Selling, general and administrative expenses were $11,507,000 (11.7% of net sales) for the first nine months of 1995 versus $11,570,000 (12.0% of net sales) for the first nine months of 1994.

     Interest expense for the corresponding nine-month periods of 1995 and 1994 were $1,697,000 and $1,087,000, respectively, as higher interest rates as well as increased borrowings during the first nine months of 1995 increased interest expense. Other income at $524,000 (1995) and $552,000 (1994) for the nine-month periods were comparable.

     Income before taxes for the nine month period of 1995 was $2,371,000 (2.4% of net sales) compared to income before taxes, including the effect of a litigation settlement, of $6,185,000 (6.4% of net sales) for the corresponding period of 1994. Income tax provisions were $852,000 for the first nine months of 1995 compared to $2,447,000 for the first nine months of 1994. The tax rate of approximately 36% for 1995 (compared to almost 40% for 1994) was favorably affected by the increase in the percentage of profits generated by the Company's U.K. subsidiary with its lower tax rates. Net income was $1,519,000 ($.28 per common share) compared to net income of $3,738,000 ($.69 per common share) for the nine-month period of 1994.

Financial Condition:  Liquidity and Capital Resources

     Cash at the end of the third quarter, 1995, was $424,000 compared to $221,000 at the end of the third quarter of 1994. Working capital was $27,061,000 versus $21,990,000 at the end of the comparable period in 1994. Current ratio of 2.5:1 compares to 2.1:1 at October 1, 1994. Approximately $6,323,000 of expenditures were made for property, plant and equipment during the first nine months of 1995 compared to $4,700,000 expended during the first nine months of 1994.

     The Company has an Amended Revolving Credit Agreement, dated July 8, 1993, between it and The First National Bank of Boston (Bank of Boston), wherein the Company may borrow up to a limit of $15,000,000. This Agreement was further amended on August 4, 1994, to include, among other things, the right of BHC Aerovox Ltd. (BHC) to borrow an amount not to exceed 4,000,000 Pounds Sterling in addition to the $15,000,000 the Company may borrow under this Agreement. At the end of the third quarter, 1995, the Company had borrowed $13,580,000 and BHC had borrowed approximately 3,690,000 Pounds Sterling under the Agreement with the Bank of Boston.

     The Company also has a term line of credit with the CIT Group, an equipment financing company. This line of $10,000,000, secured by equipment at the Company's New Bedford facility, has annual interest rates ranging from 7.36% to 8.24%. Outstanding loans at the end of the third quarter, 1995, for this part of the facility, totaled $5,094,000. Amendment No. 2 to this Loan and Security Agreement, signed by the Company on June 8, 1995, provides that the Company can borrow up to an additional aggregate amount not to exceed $5,000,000, such additional borrowings to be similarly secured by the existing security interest on the stated property. At the end of the third quarter, 1995, the Company had an outstanding loan balance under this part of the facility of $3,266,000.

     It was determined, at the end of the first quarter of 1995, that the Company was in default of financial covenants imposed by the Bank of Boston and the CIT Group. Bank covenants for an interest coverage ratio of no less than 4 to 1 (earnings before interest and income taxes divided by total interest expense) and a debt to worth ratio (consolidated total liabilities divided by consolidated net worth) of no greater than 1.5 to 1 were not met at the end of the first quarter, 1995 - interest coverage ratio was 3.6 to 1 and the debt to worth ratio was 1.54 to 1. Both banking institutions were advised of this position and the Company received written waivers from them as well as relief from these covenants (interest coverage ratio to 3.5 to 1 and debt to worth ratio to 1.75 to 1) for the remainder of 1995. At the end of the third quarter, the Company was in default of the interest coverage ratio and the Bank of Boston was so advised - oral waiver was received from the Bank.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

6 (a).   Exhibits:  None

6 (b).   Reports on Form 8-K:  None filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AEROVOX INCORPORATED

DATE     November 13, 1995         BY /S/ RONALD F. MURPHY
     -----------------------       ---------------------------------------------
                                   Ronald F. Murphy, Senior
                                   Vice President, Treasurer, Secretary
                                   and Principal Accounting Officer