Form 10-K
period 1995-12-30
AEROVOX INC
filed 1996-03-29
CIK 856164

     SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C. 20549

     ----------------------------------------------------

FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995 COMMISSION FILE NO.: 0-18018

     ----------------------------------------------------

AEROVOX INCORPORATED (Exact name of Registrant as specified in its charter)

     DELAWARE (State or other jurisdiction of incorporation or organization) 76-0254329 (I.R.S. Employer Identification No.)

     370 Faunce Corner Rd., North Dartmouth, MA  02747
     (Address of principal executive offices)
     (508) 995-8000 (Registrant's telephone number)

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

     ----------------------------------------------------

     Title of Class
     Common Stock, Par Value $1.00 Per Share
     Preferred Share Purchase Rights

     ----------------------------------------------------

     Shares Outstanding of the Registrant's Common Stock at March 15, 1996:
     5,306,195.

     Aggregate market value of voting stock held by non-affiliates of the registrant at March 15, 1996: $29,672,251.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. Yes X No
                                                            ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 30, 1995, are incorporated by reference into Parts I, II and IV hereof. Portions of the Registrant's definitive Proxy Statement for use at the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

     An index to exhibits filed with this Report on Form 10-K appears at pages 23-25 hereof.

PART I.

--------------------------------------------------------------------------------

Item 1.  Business

     Aerovox's predecessor, Aerovox Corporation, began in 1922 producing crystal wireless radios. In 1973, the Aerovox AC capacitor operations, including a plant in New Bedford, Massachusetts, together with the Aerovox name, were purchased from Aerovox Corporation by a newly-created corporation, Aerovox Industries, which was headed by Clifford H. Tuttle, Aerovox's current President and Chairman. In 1978, RTE Corporation ("RTE"), a manufacturer of distribution transformers and other utility electrical products, purchased all of the assets of Aerovox Industries through its newly organized subsidiary, Aerovox Incorporated, a Massachusetts corporation ("Aerovox Massachusetts"). In 1988, RTE was acquired by Cooper Industries ("Cooper"), and Aerovox Massachusetts became an indirect wholly-owned subsidiary of Cooper, through Aerovox Holding Company ("AHC"); a Delaware corporation incorporated on May 3, 1988. On May 26, 1989, Aerovox Incorporated was merged into AHC and AHC's name was changed to Aerovox Incorporated. The sole purpose of this merger was to eliminate the passive holding company structure. On February 26, 1990, 5,095,086 shares of Aerovox Common Stock were distributed to Cooper shareholders of record on May 5, 1989.

     On March 5, 1993, Aerovox purchased all the stock of Aero M, Inc., an aluminum electrolytic capacitor manufacturer, from Cooper Industries. This company now operates as two divisions: Aero M Group in Juarez, Mexico and the Aerovox Foil Division in Huntsville, Alabama. On March 11, 1993, Aerovox purchased certain assets of British aluminum electrolytic capacitor manufacturer, BH Components Ltd., and formed a new company, BHC Aerovox Ltd. which is headquartered in Weymouth, England.

     The Company now consists of four divisions: the Aerovox Group, Aero M Group, BHC Aerovox Ltd., and the Aerovox Foil Division which are more fully described below.

AEROVOX GROUP

     The Aerovox Group, headquartered in New Bedford, Massachusetts, is a leading manufacturer of film capacitors. The Group manufactures AC capacitors, used primarily in air conditioners (with both the compressor and fan motor), fluorescent lighting, high intensity discharge (HID) lighting, microwave ovens and other industrial applications. The Group also manufactures DC capacitors primarily for the communications industry and for various power supply applications; electromagnetic interference (EMI) filters used primarily in AC power supplies for electronic equipment;

power factor correction equipment and DC energy discharge capacitors used in medical equipment, photocopiers, fusion power and various government research and development programs.

Products and Markets

     Capacitors are basic electrical components that store electrical energy and regulate the frequency, timing and condition of electrical signals. They are used to release predetermined amounts of energy and assist in running an electrical device, to send predetermined amounts of energy to start an electrical device, or to store energy for releases at unscheduled future times. A principal functional element of every capacitor is its dielectric (nonconductive) material, which functions as an insulator separating two electrically charged plates (electrodes). Dielectric systems can be made using a variety of materials, such as air, ceramic, tantalum oxide, aluminum oxide, polypropylene film and paper.

     All the Aerovox Group's AC capacitors are manufactured with polypropylene film and/or kraft paper, or polyester film (used in small units) as the dielectric system. DC Film capacitors utilize polyester films and polypropylene (for high frequency applications) as the dielectric system.

     EMI filters protect electronic equipment from electrical interference ("noise") coming from the power source and suppress high frequency interference that would otherwise be transmitted out of the equipment along the power cord. EMI filters can also be used to suppress high frequency and unintentional "noise" generated in electronic and electromechanical equipment. Applications for EMI filters include computer and computer peripheral equipment, telecommunications and variable speed drives. They are also used in sensitive electronic test and medical equipment.

     The Aerovox Group also produces low and medium voltage AC power factor correction systems. These systems are installed in manufacturing facilities, large office buildings and apartment buildings and hospitals where use of motor-driven equipment, air conditioning and specialized medical equipment is widespread. Power factor correction capacitors improve a facility's electrical system efficiency thus reducing power costs; they can also reduce the incidence of such system problems as brownouts.

     The Aerovox Group offers a complete line of high voltage, multipurpose DC energy storage and discharge capacitors for both industrial and government applications. The smaller models in this product line are used as components in photocopiers, laser equipment, defibrillators, power supply systems and welding equipment. The Group's larger DC capacitors are used in government and university fusion power and particle acceleration research products, government weaponry systems, in equipment for high energy x-rays and in high speed trains.

Competition

     AC capacitors are made by several domestic and foreign manufacturers, and competition is intense. Aerovox and the General Electric Company are the primary producers of AC metallized film capacitors in North America, each offering a full line of AC products. The other suppliers of these products are generally smaller and do not offer a full line.

     In the North American AC capacitor market, Aerovox competes almost entirely with domestic manufacturers. Offshore competition has not been a major factor in this market because normally the weight of a typical AC capacitor in relation to its cost makes it uneconomical for European and Far Eastern suppliers to ship such capacitors to the United States. The principal competitive factors in the industry include product reliability, competitive prices, delivery, customer service, and the ability to meet customer specifications.

     The Aerovox Group is not a major supplier of general purpose AC capacitors in either Europe or Asia and faces strong competition from locally based manufacturers in those markets. However, it is becoming the market leader in various specialty/niche products in the European marketplace.

     There are also a significant number of DC wound film capacitor manufacturers, both domestic and international, that serve the North American market and, accordingly, the Aerovox Group faces stiff competition in this market. The competitive factors are primarily price and delivery.

     A significant number of EMI custom filter manufacturers serve the North American marketplace for this product providing strong competition to the Aerovox Group. The principal competitive factors are technical support, quality, delivery and price.

Manufacturing

     Many of the Aerovox Group manufacturing processes are automated; mechanization is essential to its ability to control costs in order to meet competitive prices and still maintain acceptable profit margins. The control of quality levels is an equally important function throughout all departments of the Group and various tests are conducted to assure continuity of high standards. The Group also utilizes an advanced materials requirement planning system; an on-line closed-loop data based system which manages customer orders from order entry through shipping and invoicing.

     Each AC capacitor consists of one or more functional "sections" that are enclosed in a metal or plastic container, or have a wax or pitch coating, or are wrapped in polyester tape. Sections are produced on a five-day basis in two production areas - one that produces metallized polypropylene sections and one that produces other types of dielectric system sections (working two shifts). Container covers are produced in both plastic (on a three shift basis) and metal designs (on a two shift basis) in two production areas and are fed to the assembly lines where the sections are assembled into containers to finalize the packaging process. The assembled product is then filled or impregnated with an oil. Each capacitor is then electrically tested and a visual inspection conducted. Some capacitors are painted, if required, and all are marked prior to packaging and shipping.

     The Company formed a maquiladora, Aerovox de Mexico, S.A. in Juarez, Mexico, in December 1992, to transfer high labor content AC capacitor products and EMI filters for assembly.

     The DC wound film capacitor operation consists of three production lines: radial box (various sizes); axial leaded capacitors (both round and flat); and special designs and configurations. The basic difference between these three lines is the method of packaging the wound metallized film section for the required application. The section winding is performed in one department. The sections are then separated in a preparation area for zinc end spraying and then distributed to the proper production area for assembly, packaging and testing.

     The Group's EMI filter products are designed at the Group's New Bedford, Massachusetts, facility. The filters consist of various components, typically including various capacitors, resistors and a copper wire-wrapped magnetic core, all precisely arranged within a steel or plastic container. The completion processes include filling the remaining space in the container with a petroleum distillate, sealing the container and electrically testing the finished product. Prior to 1993, the actual assembly of filters was performed by two subcontractors at two different locations in Mexico. The Company maquiladora, located in Juarez, Mexico, now performs the assembly operations of the EMI filters.

     A special products department in New Bedford assembles the power factor correction systems and energy storage and discharge capacitor product lines on a one-shift basis.

AEROVOX FOIL DIVISION

     In 1995, the Aerovox Foil Division, previously part of the Aero M Group, was established as an autonomous organization. This Division etches and forms (chemical and electrical processes) essentially pure aluminum foil to meet the capacitance and voltage specifications of finished aluminum electrolytic capacitors. Slitting the processed foil to required widths is also completed at the Huntsville, Alabama facility before the foil is sent to Aero M or BHC for assembly into finished capacitors.

AERO M GROUP

     The Aero M Group is a leading manufacturer of AC voltage aluminum electrolytic capacitors for the electrical industry as well as various types of DC voltage aluminum electrolytic large can computer grade capacitors for electronic and electrical power supply applications. All products of this group are assembled by Aerovox de Mexico, S.A., a maquiladora formed by the Company in Juarez, Mexico.

Products and Markets

     Aero M's AC voltage aluminum electrolytic capacitors, are produced primarily for motor-start applications providing torque for single phase electric motors, or for gear applications used as a short period electric motor run.

     Aero M DC voltage aluminum electrolytic capacitors are used in the electronic industry primarily for large can applications such as DC power supplies, uninterruptible power supplies, motor drives and energy discharge applications such as welding, strobes and photoflash. The Group also produces a variety of low profile "snap-ins", radial and axial tubular capacitors.

Competition

     In the North American AC motor-start capacitor market, Aero M has only one major competitor - North American Philips. Offshore competition has not been a factor in this market. The principal competitive factors in the industry are delivery, quality, customer service and pricing.

     The large can computer grade DC capacitor market is dominated by CDE, and North American Philips and other foreign-owned domestic manufacturers. This very competitive marketplace has minimum to no standardization and is considered an application-specific product normally requiring design-in and qualification testing by its customers. The principal competitive factors in this industry are technical capability and support, quality, delivery and pricing.

Manufacturing

     The key material element of an aluminum electrolytic capacitor is an essentially pure aluminum foil that has been processed, chemically and electrically, to meet the capacitance and voltage specifications of the finished capacitor. This processing, known as etching and forming of the aluminum foil, is done at the Aerovox Foil Division in Huntsville, Alabama. Slitting of the processed foil to required widths is also completed at this plant. The foil is then forwarded to the Aero M Juarez, Mexico facility for assembly into a finished aluminum electrolytic capacitor. On separate assembly lines, the aluminum foil is wound into the required sizes and assembled into containers, filled with the appropriate electrolyte, tested and marked. In-can electrical aging to prevent defects caused by surge currents delivers highly reliable capacitors to the packaging and shipping docks.

BHC AEROVOX LTD.

     BHC Aerovox Ltd., located in Weymouth, England, is one of Europe's leading manufacturers of aluminum electrolytic capacitors with sales throughout Europe.

Products and Markets

     BHC Aerovox is the major supplier of AC motor-start capacitors to the European market, serving the fractional horsepower motor and the compressor markets. Their leading edge technology high voltage DC capacitors are supplied to all the major European motor drives manufacturers. Other applications include uninterruptible power supplies, telecommunication power supplies, traction units for trains, welding equipment and other general industrial electronics applications.

     In 1995, a new building created 40% more space for expansion of the aluminum production and for introduction of a product line for microwave oven capacitors.

Competition

     There is keen competition from a number of European and Far Eastern suppliers for all of the aluminum products made by BHC Aerovox. In each of the main countries, there is at least one local supplier. BHC Aerovox has increased its market share by offering technical backup to support a range of high quality, technically advanced products.

     There is only one European competitor for microwave capacitors (in Italy). The main competitors are in Korea and the United States. BHC Aerovox will offer the flexibility of a local supplier.

Manufacturing

     BHC Aerovox purchases etched aluminum foil from several sources, including the Aerovox Foil Division. The etched foil is processed to form a dielectric (aluminum oxide) layer according to the voltage requirements.

This processed foil is slit to the required width, wound with specially selected tissue, impregnated with an electrolyte fluid and then assembled into containers. A large part of the production is for custom designs to meet the specific customer applications.

     The microwave production is based on the proven technology from Aerovox USA, but incorporates state-of-the-art impregnation equipment.

GENERAL

Sales and Distribution

     Aerovox sells its products worldwide to over 1,000 customers, primarily original equipment manufacturers ("OEMs"), who purchase capacitors and other products manufactured by the Company for use as components in the products they manufacture. No one customer, in 1995, accounted for 10% or more of the net sales of the Company. In 1995, approximately 38% of the Company's net sales were to its 10 largest customers and 83% were made to its 100 largest customers. The Company expects that sales to these customers will continue to represent a significant portion of its total sales.

     Company foreign sales, primarily United Kingdom sales, represented approximately 19% of total sales in 1995.

     The Company markets most of its products to domestic OEMs primarily through 21 sales representative organizations which collectively employ over 200 sales people. Aerovox has enjoyed long-term relationships with many of its sales representatives, some of which have sold Aerovox products in excess of twenty-five years. The Company's low and medium voltage power factor correction capacitors, which are manufactured for installation into industrial, commercial and other type facilities, are marketed through a separate group of industrial sales representatives who specialize in these products. In the United Kingdom and Europe, the Company sells direct and also utilizes 16 sales agents to market Company products. In addition, 12 sales organizations facilitate sales in the Far East, Japan, Australia, Mexico, the Middle East and South America. A smaller portion of the Company's sales are made through distributors and a few long-standing customers are handled as house accounts.

     The Company's sales are slightly seasonal and are affected by Company production and shipping schedules; the net sales for the first half of the year are based on an aggregate average of 127 shipping days compared to 111 days for the last half of the year. Approximately 75% of the net sales are produced under agreements negotiated on an annual basis, usually during the fourth quarter of the year. The Company sells approximately 95% of its products on a manufactured-to-order basis. If an order is canceled the

Company bills the customer for materials and labor expended on the order prior to cancellation.

     A critical element to the Company's strategy is its emphasis on customer service. The Company maintains continual, multilevel contacts with many customers and places a high priority on meeting each customer's requirements in a timely manner.

Backlog

     Aerovox's total backlog represents approximately six weeks of production. The Company's manufacturing lead times vary from four to six weeks depending on the product type, although some filter products and special larger EDC products that must be built specifically to order may require longer lead time. Generally, the Company does not book orders as firm, for purposes of calculating backlog, until 90 days before the scheduled delivery date. The total active backlog was $18.2 million at February 24, 1996, and $23.3 million at February 25, 1995. The Company expects to fill all backlog orders in 1996.

Product Development and Quality Control

     Product development and improvement are important elements of Aerovox's strategy. The Company's efforts to develop new products and to improve existing products are continuous and benefit from long-term technical relationships with a number of key suppliers and customers. Formal and informal consultation and discussion on technical matters of common interest with key suppliers have resulted in a number of significant product improvements, including the development of thinner dielectric materials resulting in a more cost efficient capacitor and development of improved capacitor fluid impregnants that reduce capacitance loss.

     Most recently, technical exchanges between the Company's operating groups has resulted in the development of additional new products and processes, a trend the Company is fostering particularly with the establishment of an electrolytic technical center at the Huntsville plant.

     The Company places a high degree of emphasis on quality control both in product design (through improved design specifications) and in the production process by means of continuous testing conducted throughout the manufacturing cycle. Statistical Quality Control (SQC), a program aimed at encouraging employee involvement and participation through decision making, is typical of the programs that have helped Aerovox achieve significant quality improvements.

     To meet worldwide quality standards, the Company has established a goal of achieving company-wide International Standards Organization (ISO) certification for all products. The Aerovox Group earned ISO 9002 certification for products manufactured in the U.S., in December 1994, and for those manufactured in Mexico in November 1995. BHC Aerovox Ltd. has been ISO 9001 certified for several years. The Aero M Group capacitor operation in Juarez, Mexico successfully underwent a reassessment in 1995 to verify that the quality systems that were certified in the former Glasgow location have been established in the new location.

     Establishing "partnership" programs with customers is another important aspect of Aerovox's quality endeavors. The Company has established such programs with a number of customers wherein the customer commits to placing a major portion of their business with Aerovox, to forecasting that business, and adhering to a forecasted production schedule. Aerovox, in turn, commits to favorable pricing and to quality levels that allow components to be shipped directly to the customer's manufacturing site without customer inspection.

Raw Materials

     The Company purchases raw materials from a number of regional, national and international suppliers. All of these raw materials are available from a variety of suppliers with whom the Company has had long-term relationships. The Company purchases its plain and metallized polypropylene from several sources in Europe and Asia and four sources in the United States. There are four Company approved suppliers for metallized polyester, two in the United States and two in Europe. A number of sources are approved to provide aluminum foil for the Company's electrolytic products - three in the United States, four in Europe, and two in Asia.

Patents, Licenses and Trademarks

     The Company's most important intellectual property is its capacitor manufacturing processes which have been developed over a period of many years. Aerovox has approximately 29 active patents or pending patents.

     Aerovox licenses some of its product technology and process know-how to Lumisistemas in Mexico. This technology licensing activity does not generate material amounts of revenue for Aerovox.

     The Aerovox trademark is registered or registration is pending in 23 countries in Europe, North and South America, the Far East, the Middle East and Australia. This trademark has been in force since 1976. In addition, the Company holds or has pending, 18 other United States registered trademarks, some of which are registered in other countries, including the Aero M trademark. The duration of Aerovox's product trademark registrations range from one year to fifty-nine years. The Company believes that its trademark status helps to maintain the proprietary nature of its products.

Employees

     As of February 4, l996, Aerovox had 1,607 employees worldwide. An aggregate of 295 employees hold salaried management, supervisory, sales and clerical positions and 1,311 hourly employees are engaged in production and related activities. Unions represent 2.5% of the employees. None of the Company's production departments are unionized. Approximately 275 employees have been with their respective Aerovox company for 10 years or more.

     Aerovox considers its employee relations to be good. There have been no labor stoppages in recent years, and union contracts have been renegotiated without difficulty. A new three year agreement was reached with the International Union of Operating Engineers in April 1995, and a new contract with the International Brotherhood of Electrical Workers will be negotiated by the Aerovox Group in April 1996.

Environmental Compliance

     The Company has made substantial capital expenditures on environmental controls and compliance at its facilities. See, "Legal Proceedings - Environmental Compliance" below.

Item 2.  Properties

                                                   Owned/       Year Lease
Property                           Sq. Feet        Leased         Expires
--------                           --------        ------        --------

Aerovox Corporate Office
North Dartmouth, MA                  11,600        Leased            2003

Aerovox Group
New Bedford, MA                     435,000         Owned               -

Aerovox Group
Juarez, Mexico                       45,000        Leased            1996

Aero M Group
Huntsville, AL                       85,000         Owned               -
Juarez, Mexico                      100,000        Leased            1999

BHC Aerovox, Ltd.
Weymouth, England                    10,000         Owned               -
Weymouth, England                    35,000        Leased            2008
Weymouth, England                    27,000         Owned               -

     The Company has invested in automation and equipment necessary to increase production capability (primarily for the metallized polypropylene product line) in New Bedford. Capital has also been expended on the research and development laboratory at this location and on equipment to manufacture new products at the Aerovox Group maquiladora. In Weymouth, England, a 27,000 square foot building to facilitate expanded aluminum electrolytic capacitor production and commencement of microwave oven capacitor production was completed in 1995. Equipment at the Aero M plant in Juarez continues to be up-graded and new equipment acquired for greater efficiency and capability. A quality control, and research and development labs were installed at the plant in Huntsville, Alabama during 1995. The Company believes that its facilities are adequate for its foreseeable needs.

Item 3.  Legal Proceedings:

     The Company settled a claim made against it concerning the cost of clean up of a hazardous waste facility ("Resolve") in Massachusetts, in which the Company will pay an amount currently estimated at $1,500,000, but subject to change. Approximately $715,000 of the amount has been reimbursed to the Company by its primary insurers. The Company initiated appropriate action to collect amounts not covered by the primary insurers from its excess/umbrella liability insurer. The excess insurer denied that it is required to cover this matter and brought suit against the Company seeking a declaration that the excess liability insurance policies issued by it to the Company do not cover claims made by the Company for environmental response costs with respect to the so-called Resolve site. In April of 1993, the insurer moved for Summary Judgment on its claims, relying on a "sudden and accidental" pollution exclusion clause. By order, dated October 8, 1993, the Court denied the insurer's motion but stated that the motion would be allowed unless Aerovox submitted additional evidence concerning property damage caused by an earlier fire at the site. A Motion for Reconsideration was filed by the insurer on December 7, 1993. The Company submitted additional evidence on January 6, 1994, in accordance with the Court's Order. On February 28, 1994, the Court released a Memorandum of Decision and Order Denying Plaintiff's Motion for Reconsideration and Denying the Motion for Summary Judgment, stating that Aerovox had complied with the Court's Order of October 8, 1993, and had submitted evidence tending to show a causal link between a "sudden and accidental" occurrence and property damage for which it was held liable. On April 27, 1994, the insurer moved for reconsideration of the February 28, 1994, decision and, on September 26, 1994, the Court granted the Plaintiff's Motion for Summary Judgment. Accordingly, the Company charged approximately $500,000 to earnings in the third quarter of 1994. On December 23, 1994, the Company filed a notice of appeal of this decision of the Court. The Appeal Brief was filed on February 13, 1996. The Company, based on information presently available, does not believe that this matter will have a material adverse effect on the Company's financial condition.

     On February 9, 1990, the Company entered into a settlement agreement
(the "Settlement Agreement") with the United States and The Commonwealth of Massachusetts (the "governments") resolving litigation commenced by the governments in the U.S. District Court for the District of Massachusetts, on December 10, 1983 under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly known as the "Superfund" legislation. The litigation concerned the alleged disposal by various defendants of polychlorinated biphenyls ("PCB's") in the Acushnet River and New Bedford Harbor. The Settlement Agreement resolved all of the governments' claims against the Company and Aerovox Industries, Inc. (the Company's predecessor, now known as Belleville Industries, Inc.) arising out of the contamination of the Acushnet River and New Bedford Harbor with PCB's, including cleanup costs, study costs and damages to natural resources, now or hereafter incurred, except that the Settlement Agreement provides that the governments may seek damages from the Company and Aerovox Industries, Inc. for future liability in the event that such future liability arises out of unknown conditions at the site.

Environmental Compliance

     The Company is currently subject to a water discharge permit that allows discharges from the New Bedford, Massachusetts facility of up to 10 parts per billion ("ppb") of PCBs in its stormwater and other discharges. For several years, the Company and the United States Environmental Protection Agency ("EPA") have been discussing possible changes to this permit. At one point, EPA tentatively proposed a limit of 1 ppb, a level that would be difficult, if not impossible, to meet at all times. As a result of extensive comments submitted by the Company, the EPA in the most recent draft permit, dated August 26, 1991, has proposed separate limits for each discrete discharge point from a maximum of 2 ppb for non-contact cooling water to 61 ppb for stormwater discharges. The draft permit would also require the Company to conduct studies to determine if further reductions are possible. After a thorough review of the draft permit, the Company submitted comments to the EPA requesting the clarification of several technical issues. The Company tentatively believes the limits in the most recent draft permit are attainable. The draft permit must also be reviewed by several Massachusetts state agencies. The Company has been informed that the Massachusetts Department of Environmental Protection (the "DEP") has taken the position that the draft permit would not comply with state water quality standards and the EPA has concurred in this view. This assertion may prevent the issuance of the permit at the levels currently proposed. An outlined scope of work for a Storm Water Study Plan and a Best Management Practices Plan was provided to EPA by the Company in December 1992. A response was received in January 1993 from DEP noting concurrence with the scope of work. The following plans were submitted to

EPA and DEP in June 1994: Stormwater Study Plan, Quality Assurance Project Plan, and Stormwater Best Management Practices Plan. Aerovox will proceed with implementation of the plans upon receipt of EPA and DEP approvals. The Company cannot predict what further actions the EPA or DEP may take with regard to the permit or what impact any such actions may have on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable. No matter was submitted to stockholders of the Company during the fourth quarter of fiscal 1995.

Item 4A. Executive Officers - Set forth below are the names, ages and positions of the executive officers of Aerovox in 1995:

Name                         Age                Office(s)
----                         ---                ---------
Clifford H. Tuttle.........   65       Chairman and Chief Executive
                                         Officer

Richard D. Capra...........   63       Senior Vice President,
                                         Electrolytics

John A. Chmura Jr..........   52       Senior Vice President, Sales &
                                         Marketing

Philip J. Fox..............   51       Senior Vice President,
                                         Operations Support

Martin Hudis...............   52       Senior Vice President, Technology

Robert B. Hunter...........   64       Senior Vice President and
                                         Managing Director, BHC Aerovox
                                         Ltd.

Peter B. Kirschmann........   52       Senior Vice President, and
                                         President, Aerovox Group

Ronald F. Murphy...........   66       Senior Vice President, Treasurer,
                                         and Secretary


William T. Allen III.......   39       Vice President, Manufacturing
                                         Operations


Mulk R. Arora..............   53       Vice President, General Manager
                                         Aerovox Foil Division

Lawrence K. Bromley........   50       Vice President, Quality Assurance



Earl F. Sherman............   58     Vice President, Marketing
                                       Aerovox Group

     Mr. Tuttle received a Bachelor of Arts degree from Amherst College in 1952. In 1964, he founded and became President of Marketing Assistance Incorporated, a consulting organization working with small companies offering technological products. He joined Aerovox Corporation (now AVX Corporation) in June of 1970 as Vice President of Marketing and Sales. In 1973, Mr Tuttle participated in the purchase of Aerovox Corporation's Electrical Products Division. Mr. Tuttle became President of the resulting company, Aerovox Industries, which is the predecessor of Aerovox Incorporated.

     Mr. Capra graduated from St. Louis University with a Bachelor of Science Degree in 1954. Mr. Capra's career in the electrical industry spans twenty-five years. From 1987 to 1990, he was President and Chief Executive Officer of Philips Lighting Co., a manufacturer of lighting equipment. He was a consultant to the electrical industry from 1991 to 1993, when he became President of Crescent Electric Supply Co., a wholesaler of electrical supplies to contractors and industrial markets. Mr. Capra joined Aerovox in November 1994 as Senior Vice President of the Company and President of the Aero M Group, and became a part-time employee consultant to Aero M and BHC, the Company's electrolytic operations, in October 1995.

     Mr. Chmura graduated with a Bachelor of Science degree in Engineering Sciences from the United States Naval Academy in 1967. Mr. Chmura joined Aerovox in 1977 as a product manager. Since then he has held the positions of Regional Sales Manager, Marketing Manager, Director of Marketing, Director of Sales, Vice President of Sales, and since 1986, Vice President of Sales and Marketing, and since 1995, Senior Vice President, Sales and Marketing.

     Mr. Fox graduated from the University of Rhode Island with a Bachelor of Science degree in Industrial Engineering in 1967 and joined Aerovox in 1976 as Manager of Manufacturing Engineering progressing to General Manager of the Electrical Group in December 1990. In 1993, he was named Vice President, Operations Support and in 1994, was promoted to Senior Vice President, Operations Support. Mr. Fox is Chairman of the Board of BHC Aerovox Ltd.

     Dr. Hudis holds a Bachelor of Science degree from the University of California in Los Angeles (1965), a PhD in Nuclear Engineering from the Massachusetts Institute of Technology (1970), and a Master of Business Administration from the University of Chicago (1981). He was Vice President for Engineering and Marketing of LH Research, a manufacturer of power supplies, from 1989 to 1991. Dr. Hudis joined Aerovox as Vice President, Technology in January, 1992 and became a Senior Vice President in 1995. He is a senior member of The Institute of Electrical and Electronics Engineers, an international organization of electrical and electronic engineers.

     Mr. Hunter studied chemistry at Glasgow University. In 1957, he joined British Drug Houses, in charge of an Organic Analytical Laboratory. He joined Daly Condensers in 1962 as Technical Manager, progressing to Managing Director in 1968, and continued to serve this role for three years after STC acquired Daly condensers in 1979. In 1983, Mr. Hunter founded B.H. Components, a manufacturer of aluminum electrolytic capacitors, which was acquired by Aerovox in 1993. Mr. Hunter remained as Managing Director of the successor company, BHC Aerovox Ltd., and was named a Vice President of Aerovox Incorporated in 1994, and Senior Vice President in 1995.

     Mr. Kirschmann graduated from Worcester Polytechnic Institute with a Bachelor of Science in Electrical Engineering in 1965, and received a Master of Business Administration degree from Syracuse University in 1966. Mr. Kirschmann worked for General Electric Co. for twenty-four years, and was appointed Manager - capacitor and power protection operations in 1987. He became President of Lapp Insulator Co., a manufacturer of ceramic and polymer insulators for the electrical utility industry in 1990. In February 1993, Mr. Kirschmann joined Aerovox as Senior Vice President and General Manager of the Electrical Group, and in November 1993 was named Senior Vice President and President of the consolidated Aerovox Group.

     Mr. Murphy graduated from Bentley College in Boston, Massachusetts, from the Evening Division in 1959. He started his business career in 1955 after an honorable discharge from the U.S. Air Force. In 1967 he joined the Sippican Corporation, a diversified manufacturing and consulting engineering firm, as Corporate Controller, and was promoted to Vice President of Finance in 1971. In 1976, he joined Aerovox as Senior Vice President and Treasurer.

     Mr. Allen studied civil engineering at Roger Williams College. He was Director of Quality for North American operations at the Dresser Valve and Controls Division of Dresser Industries from 1988 to 1992. Following that, he served as Director Quality-Worldwide at Branson Ultrasonics Corporation, a division of Emerson Electric Company. Mr. Allen joined Aerovox early in 1995 as Director, Manufacturing for the Aerovox Group. In September of 1995, he was promoted to Vice President, Manufacturing Operations. He is a senior member of the American Society for Quality Control and a member of the American Society for Testing and Materials.

     Dr. Arora holds a Bachelor of Engineering degree in Metallurgy from the Indian Institute of Technology, Bombay, India (1964), and a Ph.D. in Materials Science from McMaster University, Hamilton, Canada (1974). After twelve years with Philips Components, where he was the Manager of Foil Development, he joined Aerovox in 1993 to direct the Foil Operations in

Huntsville. In 1995, he was named Vice President of the newly created Foil Division. Dr. Arora is a member of the Electrochemical Society and the American Society for Metals.

     Mr. Bromley graduated from the Franklin Institute in Boston in 1967 with an Associate's degree in Mechanical Engineering. He worked in the capacitor field at General Electric for twenty years and became a Quality Control Manager in 1983, the position he held until joining Aerovox as Director of Quality Assurance in 1988. In 1990, Mr. Bromley was named to the corporate position of Vice President for Quality Assurance.

     Mr. Sherman graduated from Bryant College with a Bachelor of Arts degree in 1972. He served as President of Ludell Manufacturing Co., a manufacturer of heat recovery systems and electronic controls for the petro-chemical industry, for 5 years before joining Aerovox as General Manager of the Electronic Group in 1990. In November 1993, he was named Vice President of Marketing for the consolidated Aerovox Group.

PART II.
________________________________________________________________________

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     The Company's Common Stock trades on NASDAQ National Market System under the symbol ARVX. The Company's Common Stock was distributed to the beneficiaries of the Aerovox Liquidating Trust on February 26, 1990. See "Shareholder Information" in the Annual Report to stockholders for the year ended December 30, 1995, incorporated herein by reference, for the quarterly market price range of the Company's Common Stock. The number of record holders of the Company's Common Stock at February 16, 1996 was 7,887. The Company has not declared dividends previously and currently intends to continue to retain earnings for use in its business and does not expect to pay dividends for the foreseeable future. The Company's common stock dividend policy will be reviewed periodically by the Board of Directors as may be appropriate in light of relevant factors.

Item 6.  Selected Consolidated Financial Data

     The information required by this item appears in the Company's 1995 Annual Report to Stockholders on page 31 and is incorporated herein by reference. Such information should be read in conjunction with the Company's consolidated financial statements and the notes thereto which are included in such Annual Report and are incorporated by reference in Item 8 hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item appears in the Company's 1995 Annual Report to Stockholders on pages 14-16 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The following financial statements of Aerovox Incorporated appear in the Company's 1995 Annual Report to Stockholders on the pages indicated below and are incorporated herein by reference:


   Consolidated Statements of Income for the years ended            17
   December 30, 1995, December 31, 1994, and January 1, 1994.

   Consolidated Statements of Stockholders' Equity for              17
   the years ended December 30, 1995, December 31, 1994, and
   January 1, 1994.

   Consolidated Balance Sheets at December 30, 1995, and            18
   December 31, 1994.

   Consolidated Statements of Cash Flows for the years              19
   ended December 30, 1995, December 31, 1994, and
   January 1, 1994.

   Notes to Consolidated Financial Statements                       20

   Report of Independent Accountants                                32


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III.
--------------------------------------------------------------------------------

Item 10. Directors and Executive Officers of the Registrant

     (a) Directors - Information with respect to all directors may be found in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders on pages 2 and 3 under the caption "Election of Directors," which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.

     (b) Executive Officers - Information with respect to executive officers appears in Item 4A. of Part I.

Item 11. Executive Compensation

     This information is contained in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders on pages 10-15 under the caption "Executive Compensation" and "Compensation Committee Report", which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     This information is contained in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders on page 16 and 17 under the caption "Security Ownership of Certain Beneficial Owners and Management," which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Not applicable.

PART IV. __________________________________________________________

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K.

     (a)  Exhibits:

          A list of Exhibits filed with or incorporated by reference in this Report on Form 10-K appears at pages 23-25 hereof, which list is incorporated herein by reference.

     (b)  Financial Statements:

          A list of consolidated financial statements is contained in
     Item 8 and is incorporated here by reference.

Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts for the years 20     20
     ended December 30, 1995, December 31, 1994, and January 1, 1994.

     Report of Independent Accountants on Financial Statement             21
     Schedules.

     All other financial statement schedules are inapplicable or the required information is contained in the Company's consolidated financial statements or notes thereto, which have been incorporated by reference herein.

     (c)  Reports on Form 8-K:
     None

                              AEROVOX INCORPORATED
                       VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts In Thousands)



                                                                                                           Schedule II

                                                                      Additions
                                       Balance at    -----------------------------------------------      Balance at
                                      Beginning of    Charged to    Charged to          Deductions         End of
         Description                     Period        Expense      Other Accounts(1)    Describe (2)       Period
         -----------                     -----         -------      ----------------     -----------        -------
Year ended December 30, 1995:             $295         $354               --               $ 14              $635
     Allowance for doubtful
      accounts receivable

Year ended Decemnber 31, 1994:            $284         $114               --               $103              $295
     Allowance for doubtful
      accounts receivable

Year ended January 1, 1994:               $194         $143              $45               $ 98              $284
     Allowance for doubtful
      accounts recevable

(1) Allowance for doubtful accounts receivable acquired in acquisitions of businesses.
(2)  Write-off of accounts receivable.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of Aerovox Incorporated


Our report on the consolidated financial statements of Aerovox Incorporated has been incorporated by reference in this Form 10-K from page thirty-two of the 1995 Annual Report to Stockholders of Aerovox Incorporated. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in Item 14(b) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information required to be included therein.



BY /S/ COOPERS & LYBRAND L.L.P.
-------------------------------
     COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
February 28, 1996

 Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Aerovox Incorporated
                                 (Registrant)



                                 BY /S/ CLIFFORD H. TUTTLE, JR.
                                 -------------------------------------
                                 Chairman of the Board of Directors
                                 President and Chief Executive Officer

                                 March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures

/s/ CLIFFORD H. TUTTLE, JR. Chairman of the
--------------------------  Board of Directors,
Clifford H. Tuttle, Jr.     President and Chief
                            Executive Officer         March 25, 1996

/s/ RONALD F. MURPHY       Senior Vice President,
-------------------------  Treasurer and Secretary
Ronald F. Murphy           Principal Financial
                           and Accounting Officer     March 25, 1996

/s/ JOHN F. BRENNAN        Director                   March 28, 1996
-------------------------
John F. Brennan

/s/ JAMES B. HANGSTEFER    Director                   March 25, 1996
-------------------------
James B. Hangstefer

/s/ DENNIS HOROWITZ        Director                   March 25, 1996
-------------------------
Dennis Horowitz

/s/ WILLIAM G. LITTLE      Director                   March 22, 1996
-------------------------
William G. Little

/s/ BENEDICT P. ROSEN      Director                   March 22, 1996
-------------------------
Benedict P. Rosen

/s/ JOHN L. SPRAGUE        Director                   March 22, 1996
-------------------------
John L. Sprague

                                 EXHIBIT INDEX
                        Aerovox Incorporated Form 10-K
                   (for fiscal year ended December 30, 1995)


                                                                                                    Page/SEC
Exhibit Item                                                                       Exhibit          Document
------------                                                                       -------          --------
(3)  Articles of Incorporation and By-Laws.
     -------------------------------------

     3.1  Restated Certificate of Incorporation.                                     3.1                  *

          3.1.1.  Certificate of Designations, Preferences and Rights of             3.1.1        Form 10-K for
                  Series A Junior Participating Preferred Stock.                                  year ended Dec.
                                                                                                  30, 1989

     3.2  Certificate of Ownership and Merger of Aerovox Incorporated (a             3.2                  *
          Massachusetts corporation) into Aerovox Holding Company (a
          Delaware corporation).

     3.3  By-Laws.                                                                  3.3                  *

(4)  Instruments Defining the Rights of Security Holders, Including Indentures.
     -------------------------------------------------------------------------

     4.1  Instruments Defining Rights of Security holders (See Exhibits              4.1                  *
          3.1, 3.1.1, 3.2, 3.3, 4.2 and 4.3).

     4.2  Form of Stock Certificate.                                                 4.2          Form 10-K for
                                                                                                  year ended Dec.
                                                                                                  30, 1989

     4.3  Form of Aerovox Incorporated Rights Agreement.                             4.3                  ***

     4.4  Amended and Restated Revolving Credit Agreement, dated July                4.4          Form 10-K for
          8, 1993, between the Company and the First National Bank of                             year ended Jan. 1,
          Boston.                                                                                 1994


          4.4.1  First Amendment to Amended and Restated Revolving                   4.3          Form 10-Q for
                 Credit Agreement, dated August 30, 1994, between the                             quarter ended Oct.
                 Company, BHC Aerovox Ltd. and the First National                                 1, 1994
                 Bank of Boston.

          4.4.2  Revolving Credit Facility, dated September 7, 1994,                 4.4.2        Form 10-K for
                 between BHC Aerovox Ltd. and the First National Bank                             year ended Dec.
                 of Boston.                                                                       31, 1994

          4.4.3  Second Amendment to Amended and Restated Revolving                               (   )
                 Credit Agreement, dated December 29, 1995.

     4.5  Loan and Security Agreement, dated March 30, 1992, between                 4.5          Form 10-K for
          the Company and The CIT Group/Equipment Financing, Inc., as                             year ended Jan. 2,
          amended by Amendment No. 1 dated March 1, 1993.                                         1993

                                 EXHIBIT INDEX

                        Aerovox Incorporated Form 10-K
                   (for fiscal year ended December 30, 1995)




                                                                                                    Page/SEC
Exhibit Item                                                                       Exhibit          Document
------------                                                                       -------          --------
             4.5.1   Amendment No. 2 dated May 30, 1995                                                 (  )

                     NOTE: The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other instrument with respect to long term debt of the Company & its subsidiaries. Such instruments are not filed herewith because no such instrument relates to outstanding debt in an amount greater than 10% of the total assets of the Company and its subsidiary on a consolidated basis.

(10)  Material Contracts.
     -------------------

     Compensation Agreements
     -----------------------

     10.1  1989 Stock Incentive Plan.                                              10.1                  *

           10.1.1  Amended Stock Incentive Plan                                    10.1.1          Form 10-K for
                                                                                                   year ended Dec.
                                                                                                   31, 1994

     10.2  Profit-Sharing Savings Plan.                                            10.2                  **

     10.3  Deferred Supplemental No. 1 to Deferred Supplemental Savings            10.3.1          Form 10-K for
           Plan.                                                                                   year ended Dec.
                                                                                                   29, 1990

     10.4  Deferred Compensation Plan for Directors.                               10.4                  *

     10.5  1989 Stock Option Plan for Directors.                                   10.4                  *

           10.5.1  Amended Stock Option Plan for Directors.                        10.5.1          Form 10-K for
                                                                                                   year ended Dec.
                                                                                                   31, 1994


    10.7  Forms of Indemnification Agreements between Aerovox                      10.7                  *
          Incorporated and its directors and certain officers.

    10.8  Severance Agreements:

          (a)  Severance Agreement with Clifford H. Tuttle                         10.8                  *

          (b)  Severance Agreement with Ronald F. Murphy                           10.8                  **

          (c)  Severance Agreement with Richard D. Capra                                                (  )

          (d)  Severance Agreement with Martin Hudis                                                    (  )

          (e)  Severance Agreement with Peter Kirschmann                           10.8            Form 10-K for


                                 EXHIBIT INDEX

                        Aerovox Incorporated Form 10-K
                   (for fiscal year ended December 30, 1995)


                                                                                                   Page/SEC
Exhibit Item                                                                       Exhibit         Document
------------                                                                       -------         --------
                                                                                                   year ended
                                                                                                   Jan. 1, 1994

            (f)  Form of Severance Agreement for other executives.                   .10.8             **

     10.9  Consulting Agreements:

            (a)  Consulting Agreement with Clifford H. Tuttle                         10.12        Form 10-K for
                                                                                                   year ended
            (b)  Consulting Agreement with Ronald F. Murphy                           10.12        Jan. 1, 1994

     Other Agreements
     ----------------

     10.10  Form of Sales Representative Agreement.                                   10.9             **

     10.11  Purchase Agreement dated March 5, 1993 between the Company                2.1          Form 8-K dated
            and Cooper Ind.                                                                        March 5, 1993

(13) Annual Report to Security Holders.
     ---------------------------------

     13.1   The Annual Report to Shareholders for the fiscal year ended                                 (  )
            December 30, 1995. With the exception of the information
            specifically incorporated by reference in Parts I, II and IV of this report on Form 10-K, the Annual Report Stockholders for the fiscal year ended December 30, 1995 is not being filed as part of this report.

(21) Subsidiaries.
     ------------

     21.1   List of Subsidiaries of the Company.                                                        (  )

(23) Consents of Experts and Counsel.
     -------------------------------

     23.1   Consent of Coopers & Lybrand L.L.P.                                                         (  )

* Filed as an Exhibit to Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 4, 1989, and incorporated herein by reference.

** Filed as an Exhibit to Amendment No. 1 to the Registration Statement to Form 10 filed with the Securities and Exchange Commission on December 1, 1989, and incorporated herein by reference.

*** Filed as an Exhibit to Amendment on Form 8 to the Registration Statement on Form 10, filed with the Securities and Exchange Commission on February 16, 1990.