Form 10-Q
period 1996-03-30
AEROVOX INC
filed 1996-05-14
CIK 856164

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended March 30, 1996

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                to


                           Commission File #0-18018


                             AEROVOX INCORPORATED
                             --------------------
            (Exact name of registrant as specified in its charter)


         Delaware                                                76-0254329
         --------                                                ----------
(State of other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

370 Faunce Corner Road, North Dartmouth, Massachusetts                 02747
- ----------------------------------------------------------------------------
       (Address of principal executive offices)                       (Zip Code)


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

At March 30, 1996, 5,308,195 shares of registrant's common stock (par value, $1.00) were outstanding.

                             AEROVOX INCORPORATED
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (Amounts in Thousands)



                                                 Mar 30,  Dec 30,
                                                  1996     1995
                                                 ----------------
ASSETS
Current assets:
    Cash and cash equivalents                    $   295  $   573
    Accounts receivable, net                      21,682   19,588
    Inventories                                   24,665   22,630
    Prepaid expenses and other current assets      1,606    1,073
    Deferred income taxes                            885      885
                                                 -------  -------
        Total current assets                      49,133   44,749

Property, plant and equipment,
  net of accumulated depreciation                 41,055   41,251
Deferred income taxes                              2,290    2,290
Other assets                                         393      401
                                                 -------  -------
                     Total assets                $92,871  $88,691
                                                 =======  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                             $12,850  $11,270
    Accrued expenses                               4,587    3,339
    Current maturities of long-term debt           3,555    3,205
    Income taxes                                   1,082      508
                                                 -------  -------
         Total current liabilities                22,074   18,322

Deferred income taxes                              6,719    6,727
Industrial revenue bond                            2,476    2,573
Long-term debt less current maturities            24,895   25,132
Other liabilities                                  1,109    1,072

Stockholders' equity:
    Common stock                                   5,308    5,299
    Additional paid-in capital                       805      769
    Retained earnings                             30,251   29,488
    Foreign currency translation adjustment         (766)    (691)
                                                 -------  -------
         Total stockholders' equity               35,598   34,865
                                                 -------  -------
      Total liabilities and stockholders'
       equity                                    $92,871  $88,691
                                                 =======  =======

   The accompanying notes are an integral part of the financial statements.

                             AEROVOX INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Amounts in Thousands, Except Per Share Data)


                                                          Three Months Ended
                                                          ------------------
                                                           Mar 30,   Apr 1,
                                                            1996      1995
                                                           -------  -------
Net sales                                                  $33,164  $34,141
Cost of sales                                               27,305   28,216
                                                           -------  -------
Gross profit                                                 5,859    5,925
Selling, general and administrative expenses                 4,005    4,279
                                                           -------  -------
Income from operations                                       1,854    1,646
Other income(expense):
  Interest expense                                            (717)    (513)
  Other income                                                 134      229
                                                           -------  -------
Income before income taxes                                   1,271    1,362
Provision for income taxes                                     508      528
                                                           -------  -------
Net income                                                 $   763  $   834
                                                           -------  -------

Net income per share                                       $  0.14  $  0.15
                                                           -------  -------

   The accompanying notes are an integral part of the financial statements.

                             AEROVOX INCORPORATED
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Amounts in Thousands)



                                                          Three Months Ended
                                                          ------------------
                                                            Mar 30,   Apr 1,
                                                             1996      1995
                                                          --------- --------
Cash flows from operating activities:
 Net income                                                $   763  $   834
 Adjustments to reconcile to cash provided by (used in)
  operating activities:
   Depreciation and amortization                             1,210    1,113
   Deferred income taxes                                        (8)       7
 Changes in operating assets and liabilities:
   Accounts  receivable                                     (2,094)  (4,300)
   Inventories                                              (2,035)  (2,905)
   Prepaid expenses and other current assets                  (533)    (364)
   Accounts payable                                          1,580    2,490
   Accrued expenses                                          1,248      650
   Income taxes payable                                        574      275
                                                           -------  -------
Net cash provided  by operating activities                     705   (2,200)
                                                           -------  -------
Cash flows from investing activities:
 Acquisition of property, plant and equipment               (1,014)  (2,572)
 Other                                                         (30)      21
                                                           -------  -------
Net cash used in investing activities                       (1,044)  (2,551)
                                                           -------  -------
Cash flows from financing activities:
 Net borrowings/(repayments) under line of credit             (652)   5,706
 Long-term debt borrowings                                   1,500        -
 Long-term debt repayment                                     (832)    (563)
 Common stock issued                                            45       12
                                                           -------  -------
Net cash provided by financing activities                       61    5,155
                                                           -------  -------
Increase in cash and cash equivalents                         (278)     404
Cash and cash equivalents at beginning of period               573      102
                                                           -------  -------
Cash and cash equivalents at end of period                 $   295  $   506
                                                           -------  -------
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                  $   581  $   520
                                                           -------  -------
 Cash paid during the period for income taxes              $    89  $   284
                                                           -------  -------

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

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations for Three Months Ended March 30, 1996 as compared to Three Months Ended April 1, 1995.

     Net sales for the first quarter of 1996 totaled $33,164,000 compared to $34,141,000 for the first quarter of 1995, a 2.9% decrease.

     Gross margin for the quarter totaled $5,859,000 (17.8% of net sales) compared to $5,925,000 (17.4% of net sales) in the corresponding quarter of 1995. Product lines for the Aero M Group in Mexico reported gross margins of approximately $371,000 for the first quarter of 1996 versus a negative $125,000 for the first quarter of 1995. Selling and general and administrative expenses were $4,005,000 (12.1% of net sales) compared to $4,279,000 (12.5% of net sales) for the first quarter of 1995.

     Interest expense for the first quarter of 1996 was $717,000 compared to $513,000 for the comparable period in 1995 as borrowings increased by approximately $1,850,000 from period to period as well as a slight increase in the annual interest rates in 1996. Other income, at $134,000, was less than the $229,000 recorded in the first quarter of 1995 as a modest exchange loss in 1996 compares to a modest gain in the first quarter of 1995.

     Income before taxes was $1,271,000 (3.8% of net sales) compared to $1,362,000 (4.0% of net sales) in 1995. Income tax provisions were $508,000 (approximately 40% of pre-tax income) for the first quarter of 1996 compared to $528,000 (about 39% of pre-tax income) for 1995. Net income was $763,000 ($.14 per common share) compared to $834,000 net earnings for the first quarter of 1995 ($.15 per common share).


Financial Condition:  Liquidity and Capital Resources

     Cash at the end of the first quarter of 1996 totaled $295,000 compared to $506,000 at the end of the first quarter of 1995. Working capital was $27,059,000 on March 30, 1996, as compared to $26,954,000 at the end of the first quarter of 1995. Current ratio at 2.2:1 compares to 2.4:1 at the end of the first quarter of 1995. Approximately $1,014,000 of expenditures were made for equipment during the first quarter of 1996 compared to $2,572,000 during the same period of 1995.

     At the end of the first quarter of 1996, the Company had borrowings of approximately $30,926,000 versus $29,083,000 at the end of the first quarter of 1995. On December 29, 1995, a Second Amendment to the Revolving Credit Agreement was entered into between the Bank of Boston and the Company which adjusted the BHC Aerovox Ltd. (wholly-owned subsidiary of the Company) line of credit to 4,400,000 British Pounds (from 4,000,000 Pounds) with no change to the $21,000,000 total lines of credit for the Company. Interest is at the bank's prime rate payable in arrears on the outstanding loan balance. The Company has options to convert from a bank base rate loan into a Eurodollar Loan at the then Eurodollar (LIBOR) rate plus 1 3/4 percentage points and to convert up to $4,000,000 of loans to a Bankers' Acceptance facility at interest rates equal to the per annum average discount rate quoted to the bank on date of request for such facility plus 1 1/2 percentage points per annum. The Agreement matures on May 31, 1997. A commitment fee, equal to one-quarter percent per annum will be charged on the unused portion of the total commitment. At March 30, 1996, borrowings outstanding under this Agreement were approximately $19,639,000 compared to approximately $19,826,000 at April 1, 1995.

     A ten-year Industrial Revenue Bond was issued by the Massachusetts Industrial Finance Agency in July 1982 to finance the acquisition of equipment. The bond was transferred to another purchaser in June, 1992. Interest at the rate of 12.5% per annum through June 1992 and 7.42% per annum thereafter and principal are payable monthly commencing July 1, 1992, to July 1, 2002. At March 31, 1996, the bond balance outstanding under this agreement was $2,854,000 compared to $3,175,000 at April 1, 1995.

     Other long-term debt of the Company consists of a term line of credit with an equipment financing company in the amount of $10,000,000 collateralized by certain equipment. Payments of principal and interest are due quarterly. At March 30, 1996, borrowings outstanding under this agreement were $8,433,000, at annualized interest rates ranging from 7.4% to 8.2%, and maturing at various dates to January 10, 2001. This balance compares to outstanding balance at April 1, 1995, at $6,082,000.

     During the year of 1995, the Company was in default of financial covenants imposed by the Bank of Boston and the CIT Group. Both banking institutions issued waivers of these defaults.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

6 (a).   Exhibits:  None
6 (b). Reports on Form 8-K: On March 4, 1996, Robert D. Elliott was elected President and Chief Operating Officer of the Company. Mr Elliott was also appointed to the Board of Directors.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AEROVOX INCORPORATED


DATE  May 13, 1996                 BY /s/  RONALD F. MURPHY
    ---------------------------    --------------------------------
                                        Ronald F. Murphy, Senior
                                        Vice President, Treasurer, Secretary
                                        and Principal Accounting Officer