Form 10-Q
period 1996-06-29
AEROVOX INC
filed 1996-08-12
CIK 856164

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 29, 1996

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to

                           Commission File #0-18018


                             AEROVOX INCORPORATED
                             --------------------
            (Exact name of registrant as specified in its charter)


         Delaware                                   76-0254329
         --------                                   ----------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

  370 Faunce Corner Road, North Dartmouth, Massachusetts      02747
- ----------------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

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

At June 29, 1996, 5,310,922 shares of registrant's common stock (par value, $1.00) were outstanding.

                             AEROVOX INCORPORATED
                   CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
                            (Amounts in Thousands)


                                                      June 29,       Dec 30,
                                                        1996          1995
ASSETS                                            ---------------------------
Current assets:
    Cash and cash equivalents                        $      292    $      573
    Accounts receivable, net                             18,683        19,588
    Inventories                                          21,812        22,630
    Prepaid expenses and other current assets             1,306         1,073
    Deferred income taxes                                 1,792           885
                                                       --------      --------
        Total current assets                             43,885        44,749

Property, plant and equipment,
  net of accumulated depreciation                        40,774        41,251
Deferred income taxes                                     2,683         2,290
Other assets                                                290           401
                                                       --------      --------
        Total assets                                 $   87,632    $   88,691
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                 $   10,234    $   11,270
    Accrued expenses                                      5,322         3,339
    Current maturities of long-term debt                  3,587         3,205
    Income taxes                                            758           508
                                                       --------      --------
         Total current liabilities                       19,901        18,322

Deferred income taxes                                     6,727         6,727
Industrial revenue bond                                   2,380         2,573
Long-term debt less current maturities                   24,157        25,132
Other liabilities                                         1,242         1,072

Stockholders' equity:
    Common stock                                          5,311         5,299
    Additional paid-in capital                              819           769
    Retained earnings                                    27,470        29,488
    Foreign currency translation adjustment                (375)         (691)
                                                       --------      --------
         Total stockholders' equity                      33,225        34,865
                                                       --------      --------
Total liabilities and stockholders' equity           $   87,632    $   88,691
                                                       ========      ========

   The accompanying notes are an integral part of the financial statements.

                             AEROVOX INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Amounts in Thousands, Except Per Share Data)


                                                    Three Months Ended      Six Months Ended
                                                    ------------------      ----------------
                                                    June 29,    July 1,     June 29,    July 1,
                                                      1996       1995         1996       1995
                                                   --------    --------    --------    --------
Net sales                                         $  32,030   $  36,737   $  65,194   $  70,878
Cost of sales                                        30,529      30,685      57,834      58,901
                                                   --------    --------    --------    --------
Gross margin                                          1,501       6,052       7,360      11,977
Selling, general and administrative expenses          4,998       3,873       9,003       8,152
                                                   --------    --------    --------    --------
Income (loss) from operations                        (3,497)      2,179      (1,643)      3,825
Other income (expense):
  Interest expense                                     (576)       (569)     (1,293)     (1,082)
  Other income (expense)                               (240)        161        (106)        390
                                                   --------    --------    --------    --------
Income (loss) before income taxes                    (4,313)      1,771      (3,042)      3,133
Provision (benefit) for income taxes                 (1,532)        680      (1,024)      1,208
                                                   --------    --------    --------    --------
Net income (loss)                                 $  (2,781)  $   1,091   $  (2,018)  $   1,925
                                                   ========    ========    ========    ========
Net income (loss) per share                       $   (0.52)  $    0.21   $   (0.38)  $    0.36
                                                   ========    ========    ========    ========

   The accompanying notes are an integral part of the financial statements.

                             AEROVOX INCORPORATED
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Amounts in Thousands)

                                                                        Six Months Ended
                                                                        ----------------
                                                                    June 29,            July 1,
                                                                      1996               1995
                                                                -------------         ------------
Cash flows from operating activities:
    Net income (loss)                                           $     (2,018)         $      1,925
    Adjustments to reconcile to cash provided by (used in)
     operating activities:
       Depreciation and amortization                                   2,401                 2,159
       Deferred income taxes                                          (1,300)                    4
    Changes in operating assets and liabilities:
       Accounts  receivable                                              905                (6,737)
       Inventories                                                       818                (2,906)
       Prepaid expenses and other current assets                        (233)                 (195)
       Accounts payable                                               (1,036)                1,875
       Accrued expenses                                                1,983                   864
       Income taxes payable                                              250                   833
                                                                 ------------          ------------
Net cash provided by (used in) operating activities                    1,770                (2,178)
                                                                 ------------          ------------
Cash flows from investing activities:
    Acquisition of property, plant and equipment                      (1,924)               (4,689)
    Other                                                                597                   (42)
                                                                 ------------          ------------
Net cash used in investing activities                                 (1,327)               (4,731)
                                                                 ------------          ------------
Cash flows from financing activities:
    Net borrowings/(repayments) under line of credit                  (1,716)                4,795
    Long-term debt borrowings                                          1,500                 3,500
    Long-term debt repayment                                            (570)               (1,195)
    Common stock issued                                                   62                    29
                                                                 ------------          ------------
Net cash provided by (used in) financing activities                     (724)                7,129
                                                                 ------------          ------------
Increase (decrease) in cash and cash equivalents                        (281)                  220
Cash and cash equivalents at beginning of period                         573                   102
                                                                 ------------          ------------
Cash and cash equivalents at end of period                      $        292          $        322
                                                                 ============          ============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                    $      1,173 $        $      1,176
                                                                 ============          ============
    Cash paid during the period for income taxes                $        220 $        $        418
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

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of operations for Three Months Ended June 29, 1996 as compared to Three Months Ended July 1, 1995.

     Net sales for the second quarter of 1996 totaled $32,030,000 compared to $36,737,000 for the second quarter of 1995, a $4,707,000 decrease (12.8%). A general softness in the marketplace (primarily in lighting), a slowness in the buildup of demand for electrolytic capacitors produced in the Company's Mexican facilities, and a government program (1995) that was not repeated in the second quarter of 1996, all contributed to the shortfall in net sales.

     Reserves were established by the Company during the second quarter of 1996 to cover warranty claims, unusable inventories primarily related to operations in Mexico, severance costs, elimination of certain benefit programs, and an increase in doubtful accounts receivable. The after-tax impact to the operations of the Company totaled $3,465,000 (or $.65 per share for the quarter) and was accounted for, as follows:


              2nd Quarter, 1996
       ---------------------------
(In $000's)                     Before Reserves         Reserves   As Reported
                                ---------------         --------   -----------
Net Sales                          $32,030                    --       $32,030
Cost of sales                       26,280               $ 4,249        30,529
                                    ------                ------        ------
Gross margin                         5,750  /18.0%/       (4,249)        1,501 /4.7%/
Selling, general and
 administrative expenses             4,200  /13.1%/          798         4,998  /15.6%/
                                     -----                 -----         -----
Income (loss) from operations        1,550   /4.8%/       (5,047)       (3,497) /(10.9%)/
Other income (expense):
 Interest expense                     (576)                   --          (576)
 Other income (expense)                 49                  (289)         (240)
                                     -----                 -----          -----
Income (loss) before income          1,023  /3.2%/        (5,336)       (4,313) /(13.5%)/
  taxes
Provision (benefit) for
  Income taxes                         339                (1,871)       (1,532)
                                     -----                 -----         -----
Net income (loss)                   $  684  /2.1%/       $(3,465)      $(2,781)  /(8.7%)/
                                     =====                 =====         =====


Net income (loss) per share         $ 0.13               $ (0.65)      $  (0.52)
                                     =====                 ======         =====

     Gross margins before reserves for the second quarter of 1996 totaled $5,750,000 (18.0% of net sales) and $1,501,000 (4.7% of net sales) after reserve adjustments as compared to $6,052,000 (16.5% of net sales) for the corresponding quarter in 1995. Selling, general and administrative (SG&A) expenses for the quarter totaled $4,200,000 before reserves (13.1% of net sales) and $4,998,000 after reserve adjustments (15.6% of net sales) versus $3,873,000 in the second quarter of 1995 (10.5% of net sales). Certain expenses in SG&A incurred during the quarter were attributable to the addition of two new officers to the Company to replace officers retiring at year end. The second quarter of 1995 included a favorable adjustment in incentive bonus accruals to reflect lower earnings levels.

     Interest expense for the second quarter, at $576,000, compares to $569,000 in the second quarter of 1995. Other income (expense) prior to reserve adjustments totals $49,000 and a negative $240,000 after the reserve adjustments compared to $161,000 other income for the corresponding quarter of 1995.

     Income (loss) before taxes was $1,023,000 before reserves (3.2% of net sales) and $(4,313,000) after reserve adjustments (a negative 13.5% of net sales) compared to $1,771,000 (4.8% of net sales) for the second quarter of 1995. Income tax benefits for the second quarter of 1996 are $1,532,000 versus a tax provision of $680,000 in the second quarter of 1995. A net loss of $2,781,000 (a negative $0.52 per common share) compares to net income reported in the second quarter of 1995 of $1,091,000, $0.21 per share.

Results of operations for the Six Months Ended June 29, 1996 as compared to Six Months Ended July 1, 1995.

     Net sales for the first six months of 1996 totaled $65,194,000 compared to $70,878,000 for the corresponding six months of 1995, a $5,684,000 decrease. A general softness in the marketplace (primarily in the lighting market), a slowness in the buildup of demand for electrolytic capacitors produced in the Company's Mexican facilities, and a non-repeated government program (produced in 1995) all contributed to a shortfall in net sales between the corresponding periods.

     Reserves were established by the Company during the second quarter of 1996 to cover warranty claims, unusable inventories primarily related to operations in Mexico, severance costs, elimination of certain benefit programs, and an increase in doubtful accounts receivable. The after-tax impact to operations of the Company totaled $3,465,000 (or $.65 per common share) and was accounted for, as follows:

              1st Half, 1996
         ------------------------
(In $000's)                   Before Reserves     Reserves       As Reported
                              ---------------     --------       -----------
Net Sales                        $65,194                --           $65,194
Cost of sales                     53,585           $ 4,249            57,834
                                  ------             -----            ------
Gross margin                      11,609 /17.8%/    (4,249)            7,360 /11.3%/
Selling, general and
 administrative expenses           8,205 /12.6%/       798             9,003 /13.8%/
                                   -----             -----            ------
Income (loss) from operations      3,404 /5.2%/     (5,047)           (1,643)/(2.5%)/
Other income (expense):
 Interest expense                 (1,293)               --            (1,293)
 Other income (expense)              183              (289)             (106)
                                   -----             ------            ------
Income (loss) before income taxes  2,294 /3.5%/     (5,336)           (3,042)/(4.7%)/
Provision (benefit) for
  Income taxes                       847            (1,871)           (1,024)
                                   -----             -----             -----
Net income (loss)                 $1,447 /2.2%/    $(3,465)          $(2,018)/(3.1%)/
                                   =====             =====             =====
Net income (loss) per share       $ 0.27           $( 0.65)          $( 0.38)
                                   =====             ======            =====

                                    Page 7

     Gross margins before reserves for the first half of 1996 totaled $11,609,000 (17.8% of net sales) and $7,360,000 (11.3% of net sales) after reserve adjustments compared to $11,977,000 (16.9% of net sales) for the corresponding six months of 1995. Selling, general and administrative expenses for the first six months of 1996 totaled $8,205,000 before reserves (12.6% of net sales) and $9,003,000 after reserve adjustments (13.8%) compared to $8,152,000 for the first six months of 1995 (11.5% of net sales).

     Interest expenses totaled $1,293,000 for the first six months as compared to $1,082,000 for the first six months of 1995. Other income at $183,000 prior to reserve adjustments and a negative $106,000 after the reserve adjustments compares to $390,000 for the first half of 1995. A Licensee purchased more raw materials from the Company and a favorable exchange gain was recorded by the Company's U.K. subsidiary in the first half of 1995.

     Income (loss) before taxes was $2,294,000 before reserves (3.5% of net sales) and ($3,042,000) after reserve adjustments (a negative 4.7% of net sales) compared to income before taxes of $3,133,000 for the first half of 1995 (4.4% of net sales). Income tax benefits for the first half of 1996 total $1,024,000 in comparison to a tax provision of $1,208,000 for the first half of 1995. A net loss of $2,018,000 (a negative $0.38 per common share) compares to a net income of $1,925,000 for the corresponding period in 1995, $0.36 per common share.


Financial Condition:  Liquidity and Capital Resources

     Cash at the end of the second quarter, 1996, totaled $292,000 compared to $322,000 at the end of the second quarter of 1995. Working capital totaled $23,984,000 at June 29, 1996, versus $28,139,000 at the end of the first half of 1995; a reduction of $4,155,000, primarily a result of the reserve adjustments taken by the Company during the second quarter of 1996. Current ratio of 2.2:1 compares to a ratio of 2.4:1 at July 1, 1995. Approximately $1,924,000 of expenditures were made during the first half of 1996 for property, plant and equipment compared to $4,689,000 expended during the first six months of 1995. The ratio of total liabilities to net worth was 1.64:1 at the end of the first six months of 1996 as compared to 1.56:1 at the end of the corresponding period in 1995.

     At the end of the first half of 1996, the Company had borrowings of $30,124,000 versus $31,040,000 for the comparable period in 1995, a reduction of $916,000.

     On May 15, 1996, a Third Amendment to the Revolving Credit Agreement was entered into between the Bank of Boston and the Company which extended the maturity date to May 31, 1999 and amended financial covenants going forward. Under this amended Agreement, the Company continues its credit line of $21,000,000, including a line of credit for the Company's wholly-owned subsidiary, BHC Aerovox, Ltd., in the amount of 4,400,000 British Pounds. Interest is at the bank's prime rate payable in arrears on the outstanding loan balance. The Company has options to convert from a bank base loan into a Eurodollar Loan at the then Eurodollar (LIBOR) rate plus 1 3/4 percentage points and to convert up to $4,000,000 of loans to a Bankers' Acceptance facility at interest rates equal to the per annum average discount rate quoted to the bank on date of request for such facility plus 1 1/2 percentage points per annum. A commitment fee, equal to one-quarter percent per annum, will be charged on the unused portion of the total commitment. At June 29, 1996, total borrowings outstanding under this Agreement were approximately $19,721,000 compared to approximately $18,915,000 on July 1, 1995.

     Due to the establishment of increased reserves during the second quarter of 1996, the Bank of Boston covenant for an interest coverage ratio of no less than 2.25:1 (earnings before interest and income taxes divided by interest expense) was not met at the end of the second quarter of 1996. The bank has been advised and a waiver of this particular covenant for the period has been granted. All other covenants required by the Agreement between the bank and the Company have been met.

     The Company also has a term line of credit with the CIT Group, an equipment financing company. This line of $10,000,000, collateralized by certain equipment, has annual interest rates ranging from 7.4% to 8.2% and maturing at various dates to January 10, 2001. At June 29, 1996, borrowings outstanding under this agreement were $7,637,000 compared to $9,034,000 outstanding at the end of the second quarter of 1995.

     A ten-year Industrial Revenue Bond was issued by the Massachusetts Industrial Finance Agency in July 1982 to finance the acquisition of equipment. The bond was transferred to another purchaser in June, 1992. Principal and interest, at an annual rate of 7.42%, are payable monthly to July 1, 2002. At June 29, 1996, the bond balance outstanding under this agreement was $2,765,000 compared to $3,090,000 at July 1, 1995.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

6 (a). The Company s Annual Meeting of Stockholders was held on Tuesday, May 7, 1996, in Boston, MA. Proxies for the meeting were solicited pursuant to Regulation 14A.

6 (b). There was no solicitation in opposition to the nominees listed in the proxy statement and all such nominees were elected.

6 (c). At the Annual Meeting of Stockholders, the following three Class I Directors were elected to serve until the 1999 Annual Meeting. The vote totals for each is as follows:

                                 Total Vote
                            Total Vote   Withheld
                            for Each     from Each
                            Director     Director
                            ---------    ---------
        Robert D. Elliott   4,635,923     348,249
        William G. Little   4,635,918     348,254
        John L. Sprague     4,636,227     347,945


        Shareholders approved the amendment to increase the number of shares of Common Stock reserved for issuance under the 1989 Stock Option Plan for Employees from 700,000 to 950,000 and to limit any individual award in any calendar year to 50,000.


                                       Votes
                                       -----
                  For              3,978,744
                  Against            964,729
                  Abstained           40,544
                  Unvoted                155

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

6(a).   Exhibits:

        4.4.4. Third Amendment, dated May 15, 1996, to Amended and Restated Revolving Credit Agreement, dated July 8, 1993, between the Company and The First National Bank of Boston.

        Note: Registrant agrees to furnish to the Securities and Exchange commission, upon request, a copy of any other instrument with respect to long-term debt of the registrant and its subsidiaries. Such other instruments are not filed herewith because no such instrument relates to outstanding debt in an amount greater than 10% of the total consolidated assets of the registrant and its subsidiaries.

6(b).   Reports on Form 8-K: None filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AEROVOX INCORPORATED



DATE August 12, 1996              BY /S/ RONALD F. MURPHY
    -------------------------     -------------------------
                                  Ronald F. Murphy, Senior Vice
                                  President and Secretary