Form 10-Q
period 1996-09-28
AEROVOX INC
filed 1996-11-12
CIK 856164

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 28, 1996

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition
       period from                    to

                          Commission File #0-18018

                             AEROVOX INCORPORATED
            (Exact name of registrant as specified in its charter)

             Delaware                                         76-0254329
             --------                                         ----------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)


  370 Faunce Corner Road, North Dartmouth, Massachusetts               02747
  --------------------------------------------------------------------------
          (Address of principal executive offices)                (Zip Code)


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

At September 28, 1996, 5,312,695 shares of registrant's common stock (par value, $1.00) were outstanding.

                             AEROVOX INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Amounts in Thousands, Except Per Share Data)


                                                    Three Months Ended            Nine Months Ended
                                                    ------------------            -----------------
                                                   Sept 28,    Sept 30,         Sept 28,    Sept 30,
                                                     1996       1995              1996       1995
                                                  ----------  ----------       ----------  ----------
Net sales                                        $  29,285   $  27,678        $  94,479   $  98,556
Cost of sales                                       24,698      24,604           82,532      83,505
                                                  ----------  ----------       ----------  ----------
Gross margin                                         4,587       3,074           11,947      15,051
Selling, general and administrative expenses         3,830       3,355           12,833      11,507
                                                  ----------  ----------       ----------  ----------
Income (loss) from operations                          757        (281)            (886)      3,544

Other income (expense):
  Interest expense                                    (525)       (615)          (1,818)     (1,697)
  Other income (expense)                               160         134               54         524
                                                  ----------  ----------       ----------  ----------
Income (loss) before income taxes                      392        (762)          (2,650)      2,371
Provision (benefit) for income taxes                   169        (356)            (855)        852
                                                  ----------  ----------       ----------  ----------
Net income (loss)                                $     223   $    (406)       $  (1,795)  $   1,519
                                                  ==========  ==========       ==========  ==========
Net income (loss) per share                      $    0.04   $   (0.08)       $   (0.34)  $    0.28
                                                  ==========  ==========       ==========  ==========

    The accompanying notes are an integral part of the financial statements.

                             AEROVOX INCORPORATED
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (Amounts in Thousands)

                                                                Sept. 28,                       Dec. 30,
                                                                   1996                           1995
                                                        ----------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                           $          517                  $          573
    Accounts receivable, net                                    19,315                          19,588
    Inventories                                                 22,011                          22,630
    Prepaid expenses and other current assets                    1,149                           1,073
    Deferred income taxes                                        1,792                             885
                                                        --------------                  --------------
        Total current assets                                    44,784                          44,749

Property, plant and equipment,
  net of accumulated depreciation                               40,447                          41,251
Deferred income taxes                                            2,683                           2,290
Other assets                                                       281                             401
                                                        --------------                  --------------
                Total assets                            $       88,195                  $       88,691
                                                        ==============                  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $        9,703                  $       11,270
    Accrued expenses                                             7,029                           3,339
    Current maturities of long-term debt                         3,654                           3,205
    Income taxes                                                   873                             508
                                                        --------------                  --------------
        Total current liabilities                               21,259                          18,322

Deferred income taxes                                            6,731                           6,727
Industrial revenue bond                                          2,278                           2,573
Long-term debt less current maturities                          23,083                          25,132
Other liabilities                                                1,337                           1,072

Stockholders' equity
    Common stock                                                 5,313                           5,299
    Additional paid-in capital                                     831                             769
    Retained earnings                                           27,693                          29,488
    Foreign currency translation adjustment                       (330)                           (691)
                                                        --------------                  --------------
        Total stockholders' equity                              33,507                          34,865
                                                        --------------                  --------------
           Total liabilities and stockholders' equity   $       88,195                  $       88,691
                                                        ==============                  ==============

  The accompanying notes are an integral part of the financial statements.

                             AEROVOX INCORPORATED
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Amounts in Thousands)

                                                              Nine Months Ended
                                                             -------------------
                                                             Sept. 28, Sept. 30,
                                                                1996      1995
                                                             --------- ---------
Cash flows from operating activities:
    Net income (loss)                                        $ (1,795) $  1,519
    Adjustments to reconcile to cash provided by (used for)
     operating activities:
       Depreciation and amortization                            3,484     3,165
       Deferred income taxes                                   (1,296)        3
    Changes in operating assets and liabilities:
       Accounts receivable                                        273    (3,451)
       Inventories                                                619    (2,236)
       Prepaid expenses and other current assets                  (76)     (465)
       Accounts payable                                        (1,567)      178
       Accrued expenses                                         3,690       476
       Income taxes payable                                       365       364
                                                             --------- --------
Net cash provided by (used for) operating activities            3,697      (447)
                                                             --------- --------
Cash flows from investing activities:
    Acquisition of property, plant and equipment               (2,680)   (6,323)
    Other                                                         746        23
                                                             --------- --------
Net cash used in investing activities                          (1,934)   (6,300)
                                                             --------- --------
Cash flows from financing activities:
    Net borrowings (repayments) under line of credit             (810)    5,296
    Long-term debt borrowings                                   1,500     3,500
    Long-term debt repayment                                   (2,585)   (1,957)
    Common stock issued                                            76       230
                                                             --------- --------
Net cash provided by (used for) financing activities           (1,819)    7,069
                                                             --------- --------
Increase (decrease) in cash and cash equivalents                  (56)      322
Cash and cash equivalents at beginning of period                  573       102
                                                             --------- --------
Cash and cash equivalents at end of period                   $    517  $    424
                                                             ========= ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                 $  1,729  $  1,763
                                                             ========= ========
    Cash paid during the period for income taxes             $    310  $    562
                                                             ========= ========

   The accompanying notes are an integral part of the financial statements.

                             AEROVOX INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS

(1) The consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial statements for the interim periods.

     The financial statements are presented as permitted by Form 10Q and do not contain certain information included in the Company's annual statements and notes.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended September 28, 1996 as compared to Three Months Ended September 30, 1995.

     Net sales for the third quarter of 1996 totaled $29,285,000 compared to $27,678,000 for the third quarter of 1995, an increase of $1,607,000 (5.8%). A rebound in demand for aluminum electrolytic capacitors, strong orders from manufacturers of lighting products and appliances, particularly microwave ovens, and shipment of a large order of energy discharge capacitors to Korea for use in rock crushing equipment contributed to the quarterly sales increase.

     Gross margins for the third quarter of 1996 totaled $4,587,000 (15.7% of net sales) compared to $3,074,000 (11.1% of net sales) for the corresponding quarter in 1995. Selling, general and administrative (SG&A) expenses for the quarter totaled $3,830,000 (13.1% of net sales) versus $3,355,000 in the third quarter of 1995 (12.1% of net sales). Certain expenses in SG&A incurred during the quarter were attributable to the addition of two new officers to the Company to replace officers retiring at year end.

     Interest expense for the third quarter was $525,000 compared to $615,000 in the third quarter of 1995. Other income totaled $160,000 compared to $134,000 for the corresponding quarter of 1995.

     Income (loss) before income taxes was $392,000 (1.3% of net sales) compared to a loss of a $762,000 (a negative 2.8% of net sales) for the third quarter of 1995. The provision for income taxes for the third quarter of 1996 was $169,000 versus a tax benefit of $356,000 in the third quarter of 1995. Net income of $223,000 ($0.04 per common share) compared to a net loss reported in the third quarter of 1995 of $406,000 ($0.08 per share per common share).

Results of Operations

Nine Months Ended September 28, 1996 as compared to Nine Months Ended September 30, 1995.

     Net sales for the first nine months of 1996 totaled $94,479,000 compared to $98,556,000 for the corresponding nine months of 1995, a $4,077,000 (4.1%) decrease. General softness in the lighting marketplace earlier in the year, slowness in the buildup of demand for electrolytic capacitors produced in the Company's Mexican facility, a non-repeated government program (produced in 1995), and price compression (primarily affecting day-to-day bid business) all contributed to a shortfall in net sales between the corresponding periods.

     Cumulative nine months results were impacted by the special provision established by the Company during the second quarter of 1996 to cover warranty claims, unusable inventories primarily related to operations in Mexico, severance costs, elimination of certain benefit programs, and an increase in doubtful accounts receivable. The after-tax impact to operations of the Company totaled $3,465,000 (or $.65 per common share) and was accounted for, as follows:



                                    Nine Months, 1996
                                    -----------------

                                      Before Special
(In $000's)                             Provision         Provision      As Reported
                                        ---------         ---------      -----------
Net Sales                                $94,479                --         $94,479
Cost of sales                             78,283           $ 4,249          82,532
                                          ------            ------          ------
Gross margin                              16,196  /17.1%/   (4,249)         11,947  /12.6%/
Selling, general and
 administrative expenses                  12,035  /12.7%/      798          12,833  /(13.6%)/
                                          ------            ------          ------
Income (loss) from operations              4,161  /4.4%/    (5,047)           (886) /(.9%)/
Other income (expense):
    Interest expense                      (1,818)               --          (1,818)
    Other income (expense)                   343              (289)            (54)
                                          ------            ------          ------
Income (loss) before income taxes          2,686  /2.8%/    (5,336)         (2,650) /(2.8%)/
Provision (benefit) for income taxes       1,016            (1,871)           (855)
                                          ------            ------          ------
Net income (loss)                        $ 1,670  /1.8%/   $(3,465)        $(1,795) /(1.9%)/
                                          ======            ======          ======
Net income (loss) per share              $  0.31           $ (0.65)        $ (0.34)
                                          ======            ======          ======

     Year-to-date gross margins before the special provision totaled $16,196,000 (17.1% of net sales) and $11,947,000 (12.6% of net sales) after special provision adjustments compared to $15,051,000 (15.3% of net sales) for the corresponding period of 1995. Selling, general and administrative expenses for the first nine months of 1996 totaled $12,035,000 before the special provision (12.7% of net sales) and $12,833,000 after provision adjustments (13.6%) compared to $11,507,000 for the first nine months of 1995 (11.7% of net sales).

     Interest expenses totaled $1,818,000 for the first nine months compared to $1,697,000 for the first nine months of 1995. Other income was $342,000 prior to special provision adjustments and $54,000 after the provision compared to $524,000 for the first nine months of 1995.

     Income (loss) before taxes and the special provision was $2,685,000 (2.8% of net sales) and ($2,650,000) after adjustments for the special provision (a negative 2.8% of net sales) compared to income before taxes of $2,371,000 for the first nine months of 1995 (2.4% of net sales). Year-to-date income tax benefits totaled $855,000 in comparison to a tax provision of $852,000 for the first nine months of 1995. A net loss of $1,795,000 (a negative $0.34 per common share) compares to a net income of $1,519,000 ($0.28 per common share) for the corresponding period in 1995.

Liquidity and Capital Resources

        Cash at the end of the third quarter, 1996, totaled $517,000 compared to $424,000 at the end of the third quarter of 1995. Working capital totaled $23,525,000 on September 28, 1996, versus $27,061,000 at the end of the third quarter of 1995; a reduction of $3,536,000, primarily a result of the reserve adjustments taken by the Company during the second quarter of 1996. Current ratio of 2.1:1 compares to a ratio of 2.5:1 at end of the third quarter in 1995. Approximately $2,680,000 of expenditures were made during the first nine months of 1996 for property, plant and equipment compared to $6,323,000 expended during the first nine months of 1995. The ratio of total liabilities to net worth was 1.63:1 at the end of the first nine months of 1996 compared to 1.50:1 at the end of the corresponding period in 1995.

        At the end of the third quarter of 1996, the Company had borrowings of $29,015,000 versus $30,779,000 for the comparable period in 1995, a reduction of $1,764,000.

        On November 1, 1996, a Forth Amendment to the Revolving Credit Agreement was entered into between the Bank of Boston and the Company which amended financial covenants. At the end of the third quarter of 1996, the Bank of Boston covenant for an interest coverage ratio of no less than 2.50:1 (earnings before interest and income taxes divided by interest expense) was not met. The bank was advised and amended the related covenant for the period as reflected in the amended Agreement. All other covenants required by the Agreement between the bank and the Company have been met. At September 28,1996, total borrowings outstanding under this Agreement were approximately $19,480,700 compared to approximately $19,417,000 on September 30, 1995.

        The Company also has a term line of credit with the CIT Group, an equipment financing company. This line of $10,000,000, collateralized by certain equipment, has annual interest rates ranging from 7.4% to 8.2% and maturing at various dates to January 10, 2001. At September 28, 1996, borrowings outstanding under this agreement were $6,866,000 compared to $8,361,000 outstanding at the end of the third quarter of 1995.

        A ten-year Industrial Revenue Bond was issued by the Massachusetts Industrial Finance Agency in July 1982 to finance the acquisition of equipment. The bond was transferred to another purchaser in June, 1992. Principal and interest, at an annual rate of 7.42%, are payable monthly to July 1, 2002. At September 28, 1996, the bond balance outstanding under this agreement was $2,669,000 compared to $3,002,000 at September 30, 1995.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

6(a).   Exhibits:

        4.4.5 Fourth Amendment, dated November 1, 1996, to Amended and Restated Revolving Credit Agreement, dated July 8, 1993, between the Company and the First National Bank of Boston.

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

                                          AEROVOX INCORPORATED

DATE  November 8, 1996                    BY /s/JEFFREY A. TEMPLER
     ------------------                   Jeffrey A. Templer
                                          Senior Vice President/Finance