Form 10-K405
period 1996-12-28
AEROVOX INC
filed 1997-03-28
CIK 856164

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996
                         COMMISSION FILE NO.: 0-18018

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

                  740 BELLEVILLE AVENUE, NEW BEDFORD, MA 02745
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (508) 994-9661
                                --------------
                        (Registrant's telephone number)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

 COMMON STOCK, PAR VALUE $1.00 PER SHARE         TRADED ON THE NASDAQ NATIONAL
       PREFERRED SHARE PURCHASE RIGHTS                 MARKET SYSTEM

Shares Outstanding of the Registrant's Common Stock at March 17, 1997:
5,319,800. Aggregate market value of voting stock held by non-affiliates of the registrant at March 17, 1997: $23,997,451.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 28, 1996 are incorporated by reference into Parts I, II and IV hereof. Portions of the Registrant's definitive Proxy Statement for use at the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

An index to exhibits filed with this Report on Form 10-K appears at pages 20 -23 hereof.

                                    PART I

ITEM 1.  BUSINESS

     Aerovox's predecessor, Aerovox Corporation, began in 1922 producing crystal wireless radios. In 1973, the Aerovox AC capacitor operations, including a plant in New Bedford, Massachusetts, together with the Aerovox name, were purchased from Aerovox Corporation by a newly-created corporation, Aerovox Industries. In 1978, RTE Corporation ("RTE"), a manufacturer of distribution transformers and other utility electrical products, purchased all of the assets of Aerovox Industries through its newly organized subsidiary, Aerovox Incorporated, a Massachusetts corporation ("Aerovox Massachusetts"). In 1988, RTE was acquired by Cooper Industries ("Cooper"), and Aerovox Massachusetts became an indirect wholly-owned subsidiary of Cooper, through Aerovox Holding Company ("AHC"); a Delaware corporation incorporated on May 3, 1988. On May 26, 1989, Aerovox Massachusetts was merged into AHC and AHC's name was changed to Aerovox Incorporated. The sole purpose of this merger was to eliminate the passive holding company structure. On February 26, 1990, 5,095,086 shares of Aerovox Common Stock were distributed to Cooper shareholders of record on May 5, 1989.

     On March 5, 1993, Aerovox purchased all the stock of Aero M, Inc., an aluminum electrolytic capacitor manufacturer, from Cooper Industries. On March 11, 1993, Aerovox purchased certain assets of British aluminum electrolytic capacitor manufacturer, BH Components Ltd., and formed a new company, BHC Aerovox Ltd. which is located in Weymouth, England.

     During 1996 Aerovox reorganized its North American capacitor operations. The former Aero M Group was merged with the film capacitor businesses of the Aerovox Group to constitute the North American capacitor business of Aerovox, which includes the aluminum electrolytic capacitors of the Aero M Group and the electrostatic capacitor lines of the former Aerovox Group. In addition, the Company established two small integrated business units for Power Factor Correction products and EMI Filters. The foregoing product lines are manufactured in the Company's three North American capacitor plants - one in New Bedford, Massachusetts and two in Juarez, Mexico. A principal component, aluminum foil for electrolytic capacitors, is produced in the Aerovox plant in Huntsville, Alabama.

PRODUCT DESCRIPTION

     Aerovox is a leading manufacturer of electrostatic (film and paper) and aluminum electrolytic capacitors, sold worldwide, principally to original equipment manufacturers (OEMs) for use as components in electrical and electronic products.

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

 MARKETS AND APPLICATIONS

---------------------------------------------------------------------------------------------------------------------
MARKETS                     APPLICATIONS                                   AEROVOX PRODUCTS
=====================================================================================================================
MOTORS                      Compressors, air conditioners, pumps,          AC Oil Capacitors
                            refrigeration, laundry equipment,  garage      AC Dry Capacitors
                            door openers, hospital beds                    Aluminum Electrolytic Capacitors
---------------------------------------------------------------------------------------------------------------------
LIGHTING                    Electromagnetic and electronic ballasts for    AC Oil
                            Capacitors fluorescent and high                AC Dry Capacitors
                            intensity discharge (HID) fixtures,            DC Film Capacitors
                            and strobe lights                              Aluminum Electrolytic Capacitors
---------------------------------------------------------------------------------------------------------------------
POWER ELECTRONICS           Variable speed drives, uninterruptible power   DC Film Capacitors
                            supplies (UPS), power supplies,                AC Oil Capacitors
                            transportation, welders, motor speed           Aluminum Electrolytic Capacitors
                            controllers, telecommunications equipment,
                            audio/visual equipment, battery chargers
---------------------------------------------------------------------------------------------------------------------
SPECIALTY                   Microwave ovens, medical equipment             Microwave Oven Capacitors
                            (defibrillator, X-ray equipment), government   Energy Discharge/Storage Capacitors
                            and university research
---------------------------------------------------------------------------------------------------------------------
POWER FACTOR                Industrial plants, commercial                  Power Factor Correction Capacitors and
CORRECTION                  facilities and                                 Systems
                            institutions consuming large amounts of
                            electrical power
---------------------------------------------------------------------------------------------------------------------
EMI/RFI FILTERS             Power supplies, industrial equipment,          Custom and General Purposes
                            computer and telecommunications equipment      EMI/RFI Filters
                            and appliances
---------------------------------------------------------------------------------------------------------------------

NORTH AMERICAN CAPACITOR OPERATIONS

Electrostatic Capacitors

     Aerovox manufactures electrostatic capacitors in New Bedford, Massachusetts (since 1938), and in Juarez, Mexico where the Company began manufacturing its most labor intensive film capacitors in 1992.

     All Aerovox alternating current (AC) film capacitors are manufactured with polypropylene film and/or kraft paper, or polyester film (used in small units) as the dielectric system. Aerovox's AC capacitors are utilized for continuous duty in starting permanent split-phase motors and then provide power factor correction during the running phase of the motor circuit. Applications include air conditioners, pumps, refrigerators and other types of equipment. Aerovox AC film capacitors are also utilized in ballasts for high intensity discharge (HID) and fluorescent magnetic lighting fixtures, uninterruptible power supplies
(UPS), power supplies, and in welding equipment.

     Direct current (DC) film capacitors utilize polyester films and polypropylene (for high frequency applications) as the dielectric system. Applications for Aerovox DC film capacitors include lighting (for electronic ballasts in fluorescent fixtures), UPS and power supplies, variable speed drives, and equipment for audio, communications and welding applications.

     The Company offers a complete line of high voltage, multipurpose DC energy storage and discharge capacitors for both industrial and government applications. The smaller models in this product line are used as components in photocopiers, laser equipment, defibrillators and other medical equipment, power supply systems and welding equipment. Aerovox's larger DC capacitors are used in government and university fusion power and particle acceleration research products, government weaponry systems, in equipment for high energy x-rays, and in high speed trains.

     Now organized as a separate business within the Company, the Aerovox Power Factor Correction Business Unit produces low and medium voltage power factor correction systems. These systems are installed in manufacturing facilities, large office buildings and hospitals where use of motor-driven equipment, air conditioning and specialized medical equipment is widespread. Power factor correction capacitors improve a facility's electrical system efficiency thus reducing power costs; they can also reduce the incidence of system problems such as brownouts.

Aluminum Electrolytic Capacitors

     Aerovox manufactures AC and DC aluminum electrolytic capacitors for North and South America and Far East markets in Juarez, Mexico (since 1993). Aerovox's AC motor start capacitors are utilized for intermittent duty in the starting of electric motors and in limited gear motor applications. Start capacitors of this type are used in compressor motors, pump motors, dental chairs, garage door openers and other similar applications.

     The Company's DC aluminum electrolytic capacitors are used in the electrical equipment and electronic industry primarily for applications such as power supplies, UPS, motor drives and energy discharge applications such as welding, strobes and photo flash.

EMI/RFI Filters

     Also organized as an integrated business within the Company is the EMI Filters Business Unit. EMI filters protect electronic equipment from electrical interference ("noise") coming from the power source and suppress high frequency interference that would otherwise be transmitted out of the equipment along the power cord. They can also be used to suppress high frequency and unintentional "noise" generated in electronic and electromechanical equipment. Applications for EMI filters include computer and computer peripheral equipment, telecommunications and variable speed drives. They are also used in sensitive electronic test and medical equipment.

COMPETITION

Electrostatic Capacitors

     AC capacitors are made by several domestic and foreign manufacturers, and competition is intense. In the North American AC capacitor market, Aerovox competes primarily with domestic manufacturers. Aerovox and the General Electric Company are the primary producers, each offering a full line of AC products. Three other suppliers - York, Commonwealth Sprague and Magnetek - though smaller, all manufacture quality products, and contribute to price compression.

     Offshore competition has not been a major factor in this market because normally the weight of a typical AC capacitor in relation to its cost makes shipment to the United States uneconomical for overseas suppliers. However, Far East manufacturers are beginning to make inroads into the U.S. markets, and passage in Congress (anticipated in April 1997) of the Information Technology Agreement (ITA), which will eliminate tariffs on capacitors coming into the United States, is expected to increase Far East competition, in particular. The principal competitive factors in the industry include product quality and reliability, competitive prices, on-time delivery, customer service, the ability to meet rigid customer specifications, and the ability to add value to the customer's product.

     The North American business of Aerovox is not a major supplier of general purpose AC capacitors in either Europe or Asia and faces strong competition from locally based manufacturers in those markets. However, Aerovox has successfully marketed energy discharge capacitors for specialized applications in Europe and in the Korean market.

     A significant number of DC film capacitor manufacturers, both domestic and international, serve the North American market and, accordingly, Aerovox faces stiff competition in this market. The competitive factors are primarily quality, delivery and pricing.

     Sales of power factor correction systems are largely influenced by the penalty based rate structure imposed by some utilities on their customers. Aerovox has four primary competitors in this market, all of whom manufacture their own capacitors in addition to building the assemblies. Competitive factors affecting this market are technical solution expertise, delivery performance, and pricing.

Aluminum Electrolytic Capacitors

     In the North American AC motor-start capacitor market, Aerovox has one major competitor - North American Philips - but two new entries in the field, North American Capacitor Company (NACC) and CGE in Mexico are stimulating competition with low pricing. Offshore competition has not been a factor in this market, but this situation may change with the tariff elimination that will result from passage of the ITA. The principal competitive factors in the industry are delivery, quality, customer service and pricing.

     The large can computer grade DC electrolytic capacitor market is dominated by Cornell Dubilier Electronics, North American Philips, United Chemi-Con and other foreign-owned domestic manufacturers. This marketplace has minimum standardization and is considered application-specific, normally requiring design-in and qualification testing by its customers.

EMI/RFI Filters

     A significant number of EMI custom filter manufacturers serve the North American marketplace providing strong competition. The principal competitive factors are technical support, quality, delivery and price.

MANUFACTURING

     Many of Aerovox's manufacturing processes are automated; mechanization is essential to its ability to control costs in order to meet competitive prices and still maintain acceptable profit margins. The control of quality levels is an equally important function throughout all operations and various tests are conducted to assure continuity of high standards.

     Most recently, the Company has embarked on a program to significantly improve operating efficiency. In the New Bedford plant, goals to improve on-time delivery performance, to reduce cycle times, and to reduce inventory investment have been established, and information systems, materials acquisition and flows, and production are being re-designed to meet these goals. Continuous flow pull-through techniques, with emphasis on speed and waste elimination, are replacing inflexible large-quantity batch production on the factory floor. Similar goals and programs to achieve improved operating efficiency will be established throughout the Company in 1997.

     In December 1992, the Company formed a maquiladora in Juarez, Mexico for the assembly of high labor content AC capacitor products and EMI filters. Both oil filled and dry AC and DC film capacitors are now assembled in this plant (referred to as Plant II by the Company) in addition to EMI filters.

     A special products department in New Bedford assembles the energy storage and discharge capacitor product lines. Power factor correction systems are also assembled in New Bedford.

     The key material element of an aluminum electrolytic capacitor is an essentially pure aluminum foil that has been processed, chemically and electrically, to meet the capacitance and voltage specifications of the finished capacitor. This processing, known as etching and forming of the aluminum foil, is done at the Aerovox plant in Huntsville, Alabama. Slitting of the processed foil to required widths is also completed at this plant. The foil is then forwarded to Plant I in Juarez and to BHC Aerovox in the United Kingdom for assembly into a finished aluminum electrolytic capacitor.

BHC AEROVOX LTD.

     BHC Aerovox Ltd., located in Weymouth, England, is one of Europe's leading manufacturers of aluminum electrolytic capacitors with sales throughout Europe .

PRODUCTS AND MARKETS

     BHC Aerovox is the major supplier of AC motor-start capacitors to the European market, serving the fractional horsepower motor and the compressor markets. Their leading edge technology high voltage DC capacitors are supplied to all the major European motor drives manufacturers. Other applications include uninterruptible power supplies, telecommunication power supplies, traction units for trains, audio / visual equipment, welding equipment and other general industrial electronics applications.

     A new building, completed in 1995, created 40% more space for expansion of aluminum electrolytic capacitor production and for the introduction of microwave oven capacitor manufacturing which took place in 1996.

COMPETITION

     There is keen competition from a number of European and Far Eastern suppliers for all of the aluminum electrolytic products made by BHC Aerovox. In each of the main countries, there is at least one local supplier. BHC Aerovox has increased its market share by offering technical backup to support a range of high quality, technically advanced products.

     There is only one European competitor for microwave capacitors (in Italy). The main competitors are in Korea and the United States. Competitive factors include European manufacturing status, flexible production, small can sizes, pricing and quality.

     BHC's business is subject to influence by foreign currency exchange rates. The principal raw material is purchased in US dollars from the parent company and approximately half of all sales are outside the United Kingdom.

MANUFACTURING

     BHC Aerovox purchases etched aluminum foil from three sources, including the Aerovox foil operation in Huntsville. The etched foil is processed to form a dielectric (aluminum oxide) layer according to the voltage requirements. This processed foil is slit to the required width, wound with specially selected tissue, impregnated with an electrolyte fluid and then assembled into containers. A large part of the production is for custom designs to meet the specific customer applications.

     BHC's microwave production is based on the proven technology from Aerovox USA and incorporates state-of-the-art processing equipment.

GENERAL

SALES AND DISTRIBUTION

     Aerovox sells its products worldwide to over 1,000 customers, primarily original equipment manufacturers ("OEMs"), who purchase capacitors and other products manufactured by the Company for use as components in the products they manufacture. No one customer, in 1996, accounted for 10% or more of the net sales of the Company. In 1996, approximately 40% of the Company's net sales were to its ten largest customers and 86% were made to its 100 largest customers. The Company expects that sales to these customers will continue to represent a significant portion of its total sales.

     Foreign sales, primarily from BHC Aerovox Ltd., the Company's United Kingdom subsidiary, represented approximately 24% of total sales in 1996.

     The Company markets most of its products to domestic OEMs primarily through a network of independent manufacturers' sales representative organizations which collectively employ over 200 sales people. Aerovox has enjoyed long-term relationships with many of its sales representatives--some have sold Aerovox products in excess of twenty-five years. The Company's low and medium voltage power factor correction capacitors, which are manufactured for installation into industrial, commercial and other type facilities, are marketed through a separate group of industrial manufacturers' representatives who specialize in these products. In the United Kingdom and Europe, the Company sells through a combination of direct employees and independent manufacturers' representatives. In addition, independent sales organizations represent the Company in the Far East, Japan, Australia, Mexico, the Middle East and South America. A smaller portion of the Company's sales are through distributors and a few long-standing customers are handled as house accounts.

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

BACKLOG

     Aerovox's total backlog represents approximately nine weeks of production. The Company's manufacturing lead times vary from four to eight weeks depending on the product type, although some filter products and special larger EDC products that must be built specifically to order may require longer lead time. The Company books orders, for purposes of calculating backlog, when a firm delivery date that is no more than 12 months out is scheduled. The total active backlog was $23, 963,000 at February 22, 1997, and $18.2 million at February 24, 1996. The Company expects to fill all backlog orders scheduled for 1997 delivery.

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

     Technical exchanges between the Company's operations have resulted in the development of additional new products and processes, a trend the Company is fostering particularly with the establishment of an electrolytic foil technical center at the Huntsville plant.

     The Company places a high degree of emphasis on quality control both in product design (through improved design specifications) and in the production process by means of continuous process monitoring and control throughout the manufacturing cycle. Statistical Process Control (SPC), a program aimed at encouraging employee involvement and participation through fact-based decision making, is typical of the programs that have helped Aerovox achieve significant quality improvements.

     The Company adheres to worldwide quality standards in all its operations. Each of its capacitor manufacturing facilities has achieved International Standards Organization (ISO) certification. In January 1997, the Aerovox plant in New Bedford and one in Juarez were approved for ISO 9002 recertification, while the electrolytic capacitor plant in Juarez was recertified as an ISO 9002 operation in August 1996. BHC Aerovox Ltd. has been ISO 9001 certified for several years.

RAW MATERIALS

     The Company purchases raw materials from a number of regional, national and international suppliers. All of these raw materials are available from a variety of suppliers with whom the Company has had long-term relationships. The Company purchases its plain and metallized polypropylene from several sources in Europe and Asia and three sources in the United States. There are several Company approved suppliers for metallized polyester, two in the United States and two in Europe. A number of sources are approved to provide aluminum foil for the Company's electrolytic products - three in the United States, four in Europe, and two in Asia.

PATENTS, LICENSES AND TRADEMARKS

     The Company's most important intellectual property is its capacitor manufacturing processes which have been developed over a period of many years. Aerovox has approximately 22 active patents and three pending patents.

     Aerovox licenses some of its product technology and process know-how to Lumisistemas in Mexico. An agreement renewing the license was signed by both companies in September 1996. Licensing activity does not generate material amounts of income for Aerovox.

     The Aerovox trademark is registered or registration is pending in 23 countries in Europe, North and South America, the Far East, the Middle East and Australia. This trademark has been in force since 1976. In addition, the Company holds or has pending, 19 other United States registered trademarks, some of which are registered in other countries. The duration of Aerovox's product trademark registrations range from one year to fifty-nine years. The Company believes that its trademark status helps to maintain the proprietary nature of its products.

EMPLOYEES

     As of February 23, 1997 Aerovox had 1,652 employees worldwide. An aggregate of 330 employees hold salaried management, supervisory, sales and clerical positions and 1,322 hourly employees are engaged in production and related activities. Unions represent 2.8% of the employees. None of the Company's production departments are unionized. Approximately 290 employees have been with their respective Aerovox company for 10 years or more.

     Aerovox considers its employee relations to be good. There have been no labor stoppages in recent years, and union contracts have been renegotiated without difficulty. In New Bedford, a new three-year agreement was reached with the International Union of Operating Engineers in August 1995, and a new two-year contract with the International Brotherhood of Electrical Workers was negotiated in April 1996.

ENVIRONMENTAL COMPLIANCE

     The Company has made substantial capital expenditures on environmental controls and compliance at its facilities. See, "Legal Proceedings - Environmental Compliance" below.

ITEM 2.  PROPERTIES

-----------------------------------------------------------------------------------------------------------
                                                                                        YEAR LEASE
PROPERTY                                         SQ. FEET      OWNED/LEASED              EXPIRES
===========================================================================================================
North Dartmouth, MA                               11,600          Leased                 2003
  (Office space to be sublet in 1997)
-----------------------------------------------------------------------------------------------------------
New Bedford, MA                                  435,000          Owned                     -
-----------------------------------------------------------------------------------------------------------
Huntsville, AL                                    85,000          Owned                     -
-----------------------------------------------------------------------------------------------------------
Juarez, Mexico                                    45,000          Leased                 1997
-----------------------------------------------------------------------------------------------------------
Juarez, Mexico                                   100,000          Leased                 1999
-----------------------------------------------------------------------------------------------------------
Weymouth, England                                 10,000          Owned                     -
-----------------------------------------------------------------------------------------------------------
Weymouth, England                                 35,000          Leased                 2008
-----------------------------------------------------------------------------------------------------------
Weymouth, England                                 27,000          Owned                     -
-----------------------------------------------------------------------------------------------------------

     The Company has invested in automation and equipment necessary to increase production capability (primarily for the metallized polypropylene product line) in New Bedford. Capital has also been expended on the research and development laboratory at this location and on equipment to manufacture new products at the Plant II maquiladora in Juarez, Mexico. In Weymouth, England, a 27,000 square foot building to facilitate expanded aluminum electrolytic capacitor and microwave oven capacitor production was completed in 1995. Equipment at Plant I in Juarez continues to be up-graded and new equipment acquired for greater efficiency and capability. A quality control, and research and development labs were installed at the plant in Huntsville, Alabama during 1995. The Company believes that its facilities are adequate for its foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is the plaintiff in a patent infringement suit brought against American Radionic Company, Inc. in the United States District Court for the Middle District of Florida on September 1, 1995. The Company contends that the defendant has infringed its U.S. Patent covering certain technology used in the manufacture of capacitors. The Company seeks treble damages and an injunction to prevent the defendant from making or selling infringing capacitors, along with reimbursement of its costs and attorneys fees. Pretrial discovery has not been completed, and it is not yet possible to determine if the Company will prevail in this matter, and therefore no gains or losses have been recorded on the balance sheet as of December 28, 1996. Legal fees have been charged to expense as incurred.

     In a prior year the Company settled a claim made against it concerning the cost of clean up of a hazardous waste facility ("Resolve") in Massachusetts. As part of that settlement the Company paid $1,583,000, an amount equal to the present value of the Company's share of the total estimated clean up cost. Approximately $715,000 of that amount has been reimbursed to the Company by its primary insurers. The excess uninsured portion of $868,000 was charged to income and paid in 1988 and 1994. The Company, based on information presently available, does not believe that this matter will have any further material adverse effect on the Company's financial condition or results of operations.

     On February 9, 1990, the Company entered into a settlement agreement (the "Settlement Agreement") with the United States and The Commonwealth of Massachusetts (the "governments") resolving litigation commenced by the governments in the U.S. District Court for the District of Massachusetts, on December 10, 1983 under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly known as the "Superfund" legislation. The litigation concerned the alleged disposal by various defendants of polychlorinated biphenyls ("PCB's") in the Acushnet River and New Bedford Harbor. The Settlement Agreement resolved all of the governments' claims against the Company and Aerovox Industries, Inc. (the Company's predecessor, now known as Belleville Industries, Inc.) arising out of the contamination of the Acushnet River and New Bedford Harbor with PCB's, including cleanup costs, study costs and damages to natural resources, now or hereafter incurred, except that the Settlement Agreement provides that the governments may seek damages from the Company and Aerovox Industries, Inc. for future liability in the event that such future liability arises out of unknown conditions at the site. The Company, based on information presently available, does not believe that this matter will have any further material adverse effect on the Company's financial condition.

ENVIRONMENTAL COMPLIANCE

     The Company is currently subject to a water discharge permit that allows discharges from the New Bedford, Massachusetts facility of up to 10 parts per billion ("ppb") of PCBs in its storm water and other discharges. For several years, the Company and the United States Environmental Protection Agency ("EPA") have been discussing possible changes to this permit. At one point, EPA tentatively proposed a limit of 1 ppb, a level that would be difficult, if not impossible, to meet at all times. As a result of extensive comments submitted by the Company, the EPA in the most recent draft permit, dated August 26, 1991, has proposed separate limits for each discrete discharge point from a maximum of 2 ppb for non-contact cooling water to 61 ppb for stormwater discharges. The draft permit would also require the Company to conduct studies to determine if further reductions are possible. After a thorough review of the draft permit, the Company submitted comments to the EPA requesting the clarification of several technical issues. The Company tentatively believes the limits in the most recent draft permit are attainable. The draft permit must also be reviewed by several Massachusetts state agencies. The Company has been informed that the Massachusetts Department of Environmental Protection (the "DEP") has taken the position that the draft permit would not comply with state water quality standards and the EPA has concurred in this view. This assertion may prevent the issuance of the permit at the levels currently proposed. An outlined scope of work for a Storm Water Study Plan and a Best Management Practices Plan was provided to EPA by the Company in December 1992. A response was received in January 1993 from DEP noting concurrence with the scope of work. The following plans were submitted to EPA and DEP in June 1994:
Stormwater Study Plan, Quality Assurance Project Plan, and Stormwater Best Management Practices Plan. Aerovox will proceed with implementation of the plans upon receipt of EPA and DEP approvals. The Company cannot predict what further actions the EPA or DEP may take with regard to the permit or what impact any such actions may have on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable. No matter was submitted to stockholders of the Company during the fourth quarter of fiscal 1996.

ITEM 4A. EXECUTIVE OFFICERS - Set forth below are the names, ages and positions of the executive officers of Aerovox in 1996 and currently:

NAME                             AGE               OFFICE(S)
----                             ---               ---------
Clifford H. Tuttle...............66  Chairman, and Chief Executive Officer
                                     (until September 1, 1996)
Robert D. Elliott................46  President, and Chief Executive Officer
                                     (beginning September 1, 1996)
John A. Chmura Jr................53  Senior Vice President, Sales
Philip J. Fox....................52  Senior Vice President, Operations
                                     Support (until February 21, 1997)
Martin Hudis.....................54  Senior Vice President, Business and
                                     Technology Development
Ronald F. Murphy.................67  Senior Vice President, Secretary, and
                                     Treasurer (until  August 1996)
Jeffrey A. Templer...............49  Senior Vice President, Chief Financial
                                     Officer and Treasurer (beginning
                                     August 1996)
William T. Allen III.............40  Vice President, Mexican Operations
Mulk R. Arora....................54  Vice President,  Huntsville Operations
Lawrence K. Bromley..............51  Vice President and General Manager,
                                     Power Factor Correction Business Unit
Earl F. Sherman..................60  Vice President, Marketing

     Mr. Tuttle received a Bachelor of Arts degree from Amherst College in 1952. In 1964, he founded and became President of Marketing Assistance Incorporated, a consulting organization working with small companies offering technological products. He joined Aerovox Corporation (now AVX Corporation) in June of 1970 as Vice President of Marketing and Sales. In 1973, Mr. Tuttle participated in the purchase of Aerovox Corporation's Electrical Products Division. Mr. Tuttle became President of the resulting company, Aerovox Industries, which is the predecessor of Aerovox Incorporated. In preparation for his retirement at the end of 1996, Mr. Tuttle was succeeded as President (March 1996) and Chief Executive Officer (September 1996) by Robert D. Elliott.

     Mr. Elliott graduated in 1973 from Clarkson University with a Bachelor of Science Degree in Industrial Distribution, and received a Master of Business Administration from the University of Wisconsin in 1981. From 1991 to 1993, Mr. Elliott served as President of Hendrix Wire & Cable, a manufacturer of cable and accessories for the electric utility market, and a business unit of the Electrical Products Group of Eagle Industries, a diversified manufacturing company. From 1993 to 1995, he was Group Executive of Eagle's Electrical Products Group. Mr. Elliott joined Aerovox as President in March 1996 and was named Chief Executive Officer of the Company in September 1996.

     Mr. Chmura graduated with a Bachelor of Science degree in Engineering Sciences from the United States Naval Academy in 1967. Mr. Chmura joined Aerovox in 1977 as a product manager. Since then he has held the positions of Regional Sales Manager, Marketing Manager, Director of Marketing, Director of Sales, Vice President of Sales, and since 1995, Senior Vice President, Sales.

     Mr. Fox graduated from the University of Rhode Island with a Bachelor of Science degree in Industrial Engineering in 1967 and joined Aerovox in 1976 as Manager of Manufacturing Engineering progressing to General Manager of the Electrical Group in December 1990. In 1993, he was named Vice President, Operations Support, and in 1994, was promoted to Senior Vice President, Operations Support. Mr. Fox left the Company in February, 1997.

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

     Mr. Murphy graduated from Bentley College in Boston, Massachusetts, from the Evening Division in 1959. He started his business career in 1955 after an honorable discharge from the U.S. Air Force. In 1967 he joined the Sippican Corporation, a diversified manufacturing and consulting engineering firm, as Corporate Controller, and was promoted to Vice President of Finance in 1971. He joined Aerovox in 1976 as Senior Vice President, and Treasurer (until August
1996) , and served in this office until retiring from the Company at the end of 1996.

     Mr. Templer holds a Bachelor of Science Degree from Salem State College
(1972) and a Master of Business Administration from the Harvard Business School
(1974). In 1985 he joined Freudenberg North America Inc., a holding company, as Vice-President, Finance and Administration. In 1988, Mr. Templer was named Vice-President, Finance and Chief Financial Officer of Freudenberg Nonwovens, a manufacturer of nonwoven fabrics and related products, and was President and Chief Executive Officer of that company from 1992 to 1995. In June 1996, Mr. Templer joined Aerovox as Senior Vice President and Chief Financial Officer and was appointed Treasurer in August 1996.

     Mr. Allen studied civil engineering at Roger Williams College. He was Director of Quality for North American operations at the Dresser Valve and Controls Division of Dresser Industries from 1988 to 1992. Following that, he served as Director Quality-Worldwide at Branson Ultrasonics

Corporation, a division of Emerson Electric Company. Mr. Allen joined Aerovox early in 1995 as Director, Manufacturing for the Aerovox Group. In September of 1995, he was promoted to Vice President, Manufacturing Operations, and named Vice President, Mexican Operations in March 1996. He is a senior member of the American Society for Quality Control and a member of the American Society for Testing and Materials.

     Dr. Arora holds a Bachelor of Engineering degree in Metallurgy from the Indian Institute of Technology, Bombay, India (1964), and a Ph.D. in Materials Science from McMaster University, Hamilton, Canada (1974). After twelve years with Philips Components, where he was the Manager of Foil Development, he joined Aerovox in 1993 to direct the Foil Operations in Huntsville, and was named a Vice President of the Company in 1995. Dr. Arora is a member of the Electrochemical Society and the American Society for Metals.

     Mr. Bromley graduated from the Franklin Institute in Boston in 1967 with an Associate's degree in Mechanical Engineering. He worked in the capacitor field at General Electric for twenty years and became a Quality Control Manager in 1983, the position he held until joining Aerovox as Director of Quality Assurance in 1988. In 1990, Mr. Bromley was named to the corporate position of Vice President for Quality Assurance. Since August 1996, he has served as Vice President and General Manager, Aerovox Power Factor Correction Business Unit.

     Mr. Sherman graduated from Bryant College with a Bachelor of Arts degree in 1972. He served as President of Ludell Manufacturing Co., a manufacturer of heat recovery systems and electronic controls for the petro-chemical industry, for five years before joining Aerovox as General Manager of the Electronic Group in 1990. In November 1993, he was named Vice President, Marketing.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock trades on NASDAQ National Market System under the symbol ARVX. The Company's Common Stock was distributed to the beneficiaries of the Aerovox Liquidating Trust on February 26, 1990. See "Shareholder Information" in the Annual Report to stockholders for the year ended December 28, 1996, incorporated herein by reference, for the quarterly market price range of the Company's Common Stock. The number of record holders of the Company's Common Stock at February 25, 1997 was 7,446. The Company has not declared dividends previously and currently intends to continue to retain earnings for use in its business and does not expect to pay dividends for the foreseeable future. The Company's common stock dividend policy will be reviewed periodically by the Board of Directors.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The information required by this item appears in the Company's 1996 Annual Report to Stockholders on page 23 and is incorporated herein by reference. Such information should be read in conjunction with the Company's consolidated financial statements and the notes thereto which are included in such Annual Report and are incorporated by reference in Item 8 hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appears in the Company's 1996 Annual Report to Stockholders on pages 6 - 8 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of Aerovox Incorporated appear in the Company's 1996 Annual Report to Stockholders on the pages indicated below and are incorporated herein by reference:

Consolidated Statements of Income for the years ended December 28, 1996,      9
December 30, 1995, and December 31, 1994.

Consolidated Statements of Stockholders' Equity for the years ended
December 28, 1996, December 30, 1995, and December 31, 1994.                  9

Consolidated Balance Sheets at December 28, 1996 and December 30, 1995.       10

Consolidated  Statements of Cash Flows for the years ended
December 28, 1996, December 30, 1995,  and December 31, 1994.                 11

Notes to Consolidated Financial Statements                                    12

Report of Independent Accountants                                             24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors - Information with respect to all directors may be found in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders on pages 2 and 3 under the caption "Election of Directors," which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.

     (b) Executive Officers - Information with respect to executive officers appears in Item 4A. of Part I.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is contained in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders on pages 5 through 10 under the caption "Executive Compensation" and "Compensation Committee Report", which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is contained in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders on pages 11 and 12 under the caption "Security Ownership of Certain Beneficial Owners and Management," which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Exhibits - A list of Exhibits filed with or incorporated by reference in this Report on Form 10-K appears at pages 20 through 23 hereof, which list is incorporated herein by reference.

     (b) Financial Statements - A list of consolidated financial statements is contained in Item 8 and is incorporated here by reference.

FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts for the years ended       17
December 28, 1996, December 30, 1995,  and December 31, 1994.

Report of Independent Accountants on Financial Statement Schedules.       18

     All other financial statement schedules are inapplicable or the required information is contained in the Company's consolidated financial statements or notes thereto, which have been incorporated by reference herein.

     (c)  Reports on Form 8-K - None

                             AEROVOX INCORPORATED
                       VALUATION AND QUALIFYING ACCOUNTS
                            (AMOUNTS IN THOUSANDS)

SCHEDULE II

                                                                             ADDITIONS
                                                            ---------------------------------------------
                                           BALANCE AT         CHARGED      CHARGED TO                          BALANCE
                                           BEGINNING            TO            OTHER         DEDUCTIONS         END OF
            DESCRIPTION                    OF PERIOD          EXPENSE       ACCOUNTS        DESCRIBE(1)        PERIOD
-------------------------------------    --------------     ------------- --------------- ---------------    -----------
  Year ended December 28, 1996:              $635               $715            -              $665             $685
     Allowance for doubtful
          accounts receivable

  Year ended December 30, 1995:              $295               $354            -              $ 14             $635
     Allowance for doubtful
          accounts receivable

  Year ended December 31, 1994:              $284               $114            -              $103             $295
     Allowance for doubtful
          accounts receivable


(1)      Write-off of accounts receivable.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of Aerovox Incorporated


     Our report on the consolidated financial statements of Aerovox Incorporated has been incorporated by reference in this Form 10-K from page twenty-four of the 1996 Annual Report to Stockholders of Aerovox Incorporated. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in Item 14(b) of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information required to be included therein.



                                             BY /S/  COOPERS & LYBRAND L.L.P.
                                             --------------------------------
                                             COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
February 17, 1997

Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aerovox Incorporated
(Registrant)


BY /S/  ROBERT D. ELLIOTT                   BY /S/  JEFFREY A. TEMPLER
-------------------------------------       ----------------------------
President and Chief Executive Officer       Sr. Vice President and Chief
March 21, 1997                              Financial Officer
                                            March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures


    /S/  CLIFFORD H. TUTTLE, JR.     Chairman of the Board        March 19, 1997
    ----------------------------
    Clifford H. Tuttle, Jr.          of Directors

    /S/  RONALD F. MURPHY            Secretary                    March 19, 1997
    ---------------------
    Ronald F. Murphy

    /S/  JOHN F. BRENNAN             Director                     March 19, 1997
    --------------------
    John F. Brennan

    /S/  JAMES B. HANGSTEFER         Director                     March 21,1997
    ------------------------
    James B. Hangstefer

    /S/  DENNIS HOROWITZ             Director                     March 21, 1997
    --------------------
    Dennis Horowitz

    /S/  WILLIAM G. LITTLE           Director                     March 21, 1997
    ----------------------
    William G. Little

    /S/  BENEDICT P. ROSEN           Director                     March 21, 1997
    ----------------------
    Benedict P. Rosen

    /S/  JOHN L. SPRAGUE             Director                     March 21, 1997
    --------------------
    John L. Sprague

                                 EXHIBIT INDEX
                        Aerovox Incorporated Form 10-K
                   (for fiscal year ended December 28, 1996)


                                                                                                                   Page/SEC
Exhibit Item                                                                                Exhibit                Document
------------                                                                                -------                --------
(3)      Articles of Incorporation and By-Laws.
         -------------------------------------

         3.1.     Restated Certificate of Incorporation.                                      3.1                     *

                  3.1.1    Certificate of Designations, Preferences and Rights of             3.1.1              Form 10-K for
                           Series A Junior Participating Preferred Stock.                                        year ended
                                                                                                                 Dec. 30, 1989

         3.2      Certificate of Ownership and Merger of Aerovox Incorporated                 3.2                     *
                  (a Massachusetts corporation) into Aerovox Holding Company
                  (a Delaware corporation).

         3.3      By-Laws.                                                                    3.3                     *

(4)      Instruments Defining the Rights of Security Holders, Including
         --------------------------------------------------------------
         Indentures.
         ----------

         4.1      Instruments  Defining Rights of Security holders (See Exhibits              4.1                     *
                  3.1, 3.1.1, 3.2, 3.3, 4.2 and 4.3).


         4.2      Form of Stock Certificate.                                                  4.2                Form 10-K for
                                                                                                                 year ended
                                                                                                                 Dec. 30, 1989

         4.3      Form of Aerovox Incorporated Rights Agreement.                              4.3                    ***

         4.4      Amended and Restated Revolving Credit Agreement, dated                      4.4                Form 10-K for
                  July 8, 1993, between the Company and the First National                                       year ended
                  Bank of Boston.                                                                                Jan. 1, 1994

                  4.4.1    First Amendment to Amended and Restated Revolving                  4.3                Form 10-Q for
                           Credit Agreement, dated August 30, 1994, between the                                  quarter ended
                           Company, BHC Aerovox Ltd. and the First National                                      Oct. 1, 1994
                           Bank of Boston.

                  4.4.2    Revolving Credit Facility, dated September 7, 1994,                4.4.2              Form 10-K for
                           between BHC Aerovox Ltd. and the First National                                       year ended
                           Bank of Boston.                                                                       Dec. 31, 1994


                  4.4.3    Second Amendment to Amended and Restated                           4.4.3              Form 10-K for
                           Revolving Credit Agreement, dated December 29,                                        year ended
                           1995.                                                                                 Dec. 30, 1995

                  4.4.4    Third Amendment to Amended and Restated                            4.4.4              Form 10-K for
                           Revolving Credit Agreement, dated May 15, 1996.                                       year ended
                                                                                                                June 29, 1995

                                EXHIBIT INDEX
                        Aerovox Incorporated Form 10-K
                   (for fiscal year ended December 28, 1996)

                                                                                                                   Page/SEC
Exhibit Item                                                                                Exhibit                Document
------------                                                                                -------                --------
                  4.4.5    Fourth Amendment to Amended and Restated                          4.4.5               Form 10-Q for
                           Revolving Credit Agreement, dated November 1, 1996.                                   quarter ended
                                                                                                                 Sept, 28, 1996
                  Filed Herewith:
                  4.4.6    Fifth Amendment to Amended and Restated Revolving                 ----                    ----
                           Credit Agreement, dated February 14, 1997.

         4.5      Loan and Security Agreement, dated March 30, 1992, between the             4.5                 Form 10-K for
                  Company  and  The  CIT  Group/Equipment  Financing,  Inc.,  as                                 year ended
                  amended by Amendment No. 1 dated March 1, 1993.                                                Jan. 2, 1993

         4.5.1    Amendment No. 2 dated May 30, 1995.                                        4.5.1               Form 10-K for
                                                                                                                 year ended
                                                                                                                 Dec. 30, 1995
                  NOTE:  The  Company  agrees to furnish to the  Securities  and
                  Exchange  Commission,  upon  request,  a  copy  of  any  other instrument with respect to long term debt of the Company & its subsidiaries.  Such instruments are not filed herewith because no such  instrument  relates to outstanding  debt in an amount greater  than 10% of the total  assets of the  Company and its subsidiary on a consolidated basis.

(10)     Material Contracts.

         Compensation Agreements
         -----------------------

         10.1     1989 Stock Incentive Plan.                                                 10.1                    *

                  10.1.1   Amended Stock Incentive Plan                                      10.1.1              Form 10-K for
                                                                                                                 year ended
                                                                                                                 Dec. 31, 1994

         10.2     Profit-Sharing Savings Plan.                                               10.2                    **

         10.3     Deferred Supplemental No. 1 to Deferred Supplemental                       10.3.1             Form 10-K for
                  Savings Plan.                                                                                 year ended
                                                                                                                Dec. 29, 1990

         10.4     Deferred Compensation Plan for Directors.                                  10.4                    *

         10.5     1989 Stock Option Plan for Directors.                                      10.4                    *

                  10.5.1   Amended Stock Option Plan for Directors.                          10.5.1             Form 10-K for
                                                                                                                year ended
                                                                                                                Dec. 31, 1994

                                 EXHIBIT INDEX
                        Aerovox Incorporated Form 10-K
                   (for fiscal year ended December 28, 1996)

                                                                                                                  Page/SEC
Exhibit Item                                                                                Exhibit               Document
------------                                                                                -------               --------
10.7     Forms of Indemnification Agreements between Aerovox Incorporated                      10.7                   *
         and its directors and certain officers.

         10.8     Severance Agreements:

                  Filed Herewith:
                  (a)      Severance Agreement with Robert D. Elliott                           ---                    ---

                  (b)      Severance Agreement with Jeffrey A. Templer                          ---                    ---

                  (c)      Severance Agreement with Martin Hudis                               10.8               Form 10-K for
                                                                                                                  year ended
                                                                                                                  Dec. 30, 1995

                  (d)      Form of Severance Agreement for other executives.                   10.8                   **

         10.9     Consulting Agreements:

                  (a)      Consulting Agreement with Clifford H. Tuttle                        10.12              Form 10-K for
                                                                                                                  year ended
                  (b)      Consulting Agreement with Ronald F. Murphy                          10.12              Jan. 1, 1994

         Other Agreements
         ----------------

         10.10    Form of Sales Representative Agreement.                                      10.9                   **

         10.11    Purchase Agreement dated March 5, 1993 between the Company and                2.1               Form 8-K dated
                  Cooper Ind.                                                                                     March 5, 1993

(13)     Annual Report to Security Holders.
         ---------------------------------

         Filed Herewith:
         13.1     The Annual  Report to  Shareholders  for the fiscal year ended                ---                  ---
                  December  28,  1996.  With the  exception  of the  information specifically  incorporated  by reference in Parts I, II and IV of this report on Form 10-K,  the Annual  Report  Stockholders for the fiscal year ended December 28, 1996 is not being filed as part of this report.

(18)     Letter Re: Change in Accounting Principle
         -----------------------------------------

         Filed Herewith:
         18.1     Letter of Independent Certified Public Accountants.                           ---                  ---

                                 EXHIBIT INDEX
                        Aerovox Incorporated Form 10-K
                   (for fiscal year ended December 28, 1996)

                                                                                                                   Page/SEC
Exhibit Item                                                                                Exhibit                Document
------------                                                                                -------                --------
(21)     Subsidiaries.
         ------------

         Filed Herewith:
         21.1     List of Subsidiaries of the Company.                                       -----                   -----

(23)     Consents of Experts and Counsel.
         -------------------------------

         Filed Herewith                                                                      -----                   -----
         23.1     Consent of Coopers & Lybrand L.L.P.

* Filed as an Exhibit to Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 4, 1989, and incorporated herein by reference.

** Filed as an Exhibit to Amendment No. 1 to the Registration Statement to Form 10 filed with the Securities and Exchange Commission on December 1, 1989, and incorporated herein by reference.

*** Filed as and Exhibit to Amendment on Form 8 to the Registration Statement on Form 10, filed with the Securities and Exchange Commission on February 16, 1990.