Form 10-Q
period 1997-03-29
AEROVOX INC
filed 1997-05-09
CIK 856164

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 29, l997

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from                  to

                            Commission File #0-18018

                              AEROVOX INCORPORATED
             (Exact name of registrant as specified in its charter)

                    Delaware                       76-0254329
                    --------                       ----------
        (State or other jurisdiction of        (I.R.S.Employer
         incorporation or organization)         Identification No.)

               740 Belleville Avenue, New Bedford, MA       02745
               --------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

                                 (508) 994-9661
                                 --------------
                         Registrant's telephone number

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes  X  No
                                                                   ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

At March 29, l997, 5,324,800 shares of registrant's common stock (par value, $1.00) were outstanding.

                              AEROVOX INCORPORATED
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                  (Amounts in Thousands, Except Per Share Data)


                                                                 Three Months Ended
                                                                 ------------------
                                                             Mar 29,             Mar 30,
                                                              1997                1996
                                                          ------------        -------------
Net sales                                               $      32,616       $     33,565
Cost of sales                                                  27,431             27,749
                                                          ------------        -------------
Gross margin                                                    5,185              5,816
Selling, general and administrative expenses                    3,767              3,679
                                                          ------------        -------------
Income from operations                                          1,418              2,137
Other income(expense):
  Interest expense                                               (484)              (717)
  Other income(expense)                                           (36)                 6
                                                          ------------        -------------
Income before income taxes                                        898              1,426
Provision for income taxes                                        385                565
                                                          ------------        -------------
Net income                                              $         513       $        861
                                                          ------------        -------------

Net income per share                                    $        0.10    $          0.16
                                                          ============        =============


    The accompanying notes are an integral part of the financial statements.

                             AEROVOX INCORPORATED
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                            (Amounts in Thousands)

                                                                    Mar 29,               Dec 28,
                                                                      1997                  1996
                                                                 ===================================
ASSETS
Current assets:
    Cash                                                         $        560        $          864
    Accounts receivable, net                                           18,782                16,096
    Inventories                                                        20,308                20,910
    Prepaid expenses and other current assets                           1,051                 1,044
    Deferred income taxes                                               3,608                 3,608
                                                                 =============        ==============
        Total current assets                                           44,309                42,522

Property, plant and equipment,
  net of accumulated depreciation                                      39,908                40,530
Deferred income taxes                                                   1,651                 1,651
Other assets                                                              271                   273
                                                                 =============        ==============
        Total assets                                             $     86,139        $       84,976
                                                                 =============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             $     10,053        $        8,298
    Accrued expenses                                                    6,157                 5,886
    Current maturities of long-term debt                                3,268                 3,552
    Income taxes                                                          555                   210
                                                                 =============        ==============
         Total current liabilities                                     20,033                17,946

Deferred income taxes                                                   8,088                 8,151
Industrial revenue bond                                                 2,073                 2,175
Long-term debt less current maturities                                 19,374                20,335
Other liabilities                                                       1,192                 1,296

Stockholders' equity:
    Common stock                                                        5,325                 5,315
    Additional paid-in capital                                            872                   842
    Retained earnings                                                  29,294                28,781
    Foreign currency translation adjustment                              (112)                  135
                                                                 =============        ==============
         Total stockholders' equity                                    35,379                35,073
                                                                 =============        ==============
      Total liabilities and stockholders' equity                 $     86,139        $       84,976
                                                                 =============        ==============

   The accompanying notes are an integral part of the financial statements.

                             AEROVOX INCORPORATED
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (Amounts in Thousands)

                                                                                     Three Months Ended
                                                                             Mar 29,                Mar 30,
                                                                              1997                   1996
                                                                          ==============         =============
Cash flows from operating activities:
    Net income                                                           $          513         $         861
    Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Depreciation                                                               1,219                 1,194
       Deferred income taxes                                                        (11)                  (17)
    Changes in operating assets and liabilities:
       Accounts receivable                                                       (2,856)               (2,014)
       Inventories                                                                  461                (2,138)
       Prepaid expenses and other current assets                                     (4)                 (537)
       Accounts payable                                                           1,797                 1,561
       Accrued expenses                                                             284                 1,246
       Income taxes payable                                                         332                   624
                                                                          ==============         =============
Net cash provided by operating activities                                         1,735                   780
                                                                          ==============         =============
Cash flows from investing activities:
    Acquisition of property, plant and equipment                                   (883)                 (903)
    Other                                                                          (104)                 (106)
                                                                          ==============         =============
Net cash used in investing activities                                              (987)               (1,009)
                                                                          ==============         =============
Cash flows from financing activities:
    Proceeds from employee stock purchase
      plan and exercise of stock options                                             40                    45
    Net borrowings/(repayments) under line of credit                               (186)                 (757)
    Long-term debt borrowings                                                                           1,500
    Long-term debt repayment                                                       (931)                 (832)
                                                                          ==============         =============
Net cash provided by (used in) financing activities                              (1,077)                  (44)
Effects of exchange rate on cash                                                     25                    (5)
                                                                          ==============         =============
Increase (decrease) in cash                                                        (304)                 (278)
Cash beginning of period                                                            864                   573
                                                                          ==============         =============
Cash at end of period                                                    $          560         $         295
                                                                          ==============         =============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                             $          461         $         581
                                                                          ==============         =============
    Cash paid during the period for income taxes                         $           84         $          89
                                                                          ==============         =============

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

(2) During 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share." This statement specifies the computation, presentation and disclosure for basic and dilutive earnings per share. The Company will implement the standard in its fiscal year ended December 27, l997. Using the new method for computing earnings per share, basic earning per share and dilutive earnings per share would not be materially affected.

(3) The 1996 results have been restated for the change in accounting for inventories from LIFO to FIFO.

PART I.    FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

Three Months Ended March 29, 1997 compared to Three Months Ended March 30, l996.

        Net sales for the first quarter of 1997 totaled $32,616,000 compared to $33,565,000 for the first quarter of 1996, a decrease of $949,000 (2.8%). In North America, an expected decline in sales of capacitors for room air conditioners contributed to the quarterly decrease. In Europe, sales of aluminum electrolytic capacitors by BHC Aerovox, Ltd., the Company's subsidiary in England, were negatively impacted by unfavorable foreign currency exchange rates.

        Gross margin for the first quarter of 1997 totaled $5,185,000 (15.9% of net sales) compared to $5,816,000 (17.3% of net sales) for the corresponding quarter in 1996. Selling, general and administrative expenses for the quarter totaled $3,767,000 (11.5% of net sales) versus $3,679,000 (11% of net sales) in the first quarter of 1996.

        Interest expense for the first quarter was $484,000 compared to $717,000 in the same period of 1996. Other expense totaled $36,000 versus other income of $6,000 for the corresponding quarter of 1996.

        Income before income taxes was $898,000 (2.8% of net sales) compared to income of $1,426,000 (4.3% of net sales) for the first quarter of 1996. The provision for income taxes for the first quarter of 1997 was $385,000 versus $565,000 in the first quarter of 1996. Net income of $513,000 ( $0.10 per common share) compared to net income in the first quarter of 1996 of $861,000 ($0.16 per share per common share).


        Liquidity and Capital Resources

        Cash at the end of the first quarter 1997, totaled $560,000 compared to $864,000 at the end of the first quarter of 1996. Working capital totaled $24,276,000 on March 29, 1997, and was $24,576,000 at the end of the first quarter of 1996. Current ratio of 2.2:1 compared to a ratio of 2.4:1 at end of the first quarter in 1996. Expenditures for equipment during the first quarter of 1997 were $900,000, compared to $903,000 during the first quarter of 1996.

        At the end of the first quarter of 1997, the Company had borrowings of $24,715,000 versus $30,926,000 at the end of the first quarter of 1996, a reduction of $6,211,000.

        The Company maintains a Revolving Credit Agreement with the Bank of Boston, which as amended, provides a credit line of approximately $22 million to the Company, including a 4,400,000 British pounds sterling ($ 7,176,000 at quarter-end exchange rates) line to BHC Aerovox Ltd., the Company's wholly-owned subsidiary in England. At March 29, l997, the Company was in compliance with all financial and other covenants specified by this Agreement, as modified by the Fifth Amendment to this Agreement of February 14, l997. On March 29, l997, total borrowings outstanding under the Agreement were approximately $17,008,000 compared to approximately $19,639,000 on March 30, l996.

        The Company also has a term line of credit with the CIT Group, an equipment financing company. This line of $10,000,000, collateralized by certain equipment, has annual interest rates ranging from 7.4% to 8.2% and maturing at various dates to January 10, 2001. At March 29, 1997, borrowings outstanding under this agreement were $5,231,000 compared to $8,433,000 outstanding at the end of the first quarter of 1996.

        A ten-year Industrial Revenue Bond was issued by the Massachusetts Industrial Finance Agency in July 1982 to finance the acquisition of equipment. The bond was transferred to another purchaser in June, 1992. Principal and interest, at an annual rate of 7.42%, are payable monthly to July 1, 2002. On March 29, 1997, the bond balance outstanding under this agreement was $2,476,000 compared to $2,854,000 on March 30, l996.


PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

6(a).  Exhibits:  None
6(b).  Reports on Form 8-K: None filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AEROVOX INCORPORATED



DATE    May 7, l997               BY /S/ JEFFREY A. TEMPLER
    -------------------                  Jeffrey A. Templer
                                         Senior Vice President/Finance