Form 10-Q
period 1997-06-28
AEROVOX INC
filed 1997-08-07
CIK 856164

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 28, 1997

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to

                           Commission File #0-18018

                             AEROVOX INCORPORATED
            (Exact name of registrant as specified in its charter)

            Delaware                                            76-0254329
            --------                                            ----------
  (State or other jurisdiction of                            (I.R.S.Employer
  incorporation or organization)                            Identification No.)

           740 Belleville Avenue, New Bedford, MA           02745
          ----------------------------------------------------------
          (Address of principal executive offices)        (Zip Code)

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

At June 28, l997, 5,379,003 shares of registrant's common stock (par value, $1.00) were outstanding.

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

PART I.           FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

Three Months Ended June 28, 1997 compared to Three Months Ended June 29, l996.

         Net sales for the second quarter of 1997 totaled $34,185,000 compared to $32,439,000 for the second quarter of 1996, an increase of $1,746,000 (5.4%). In North America the increase included a 50% improvement in sales of aluminum electrolytic products compared to the same period in 1996. Shipments of AC capacitors, however, dropped sharply in June as the unusually cool spring and early summer in the Northeast caused customers who manufacture air conditioners to push back and cancel orders.

         Gross margin for the second quarter of 1997 totaled $4,867 (14.2% of net sales) compared to $5,668,000 (17.5% of net sales) before reserves recorded in the second quarter of 1996 and $1,419,000 (4.4% of net sales) after reserve and LIFO adjustments. Despite the increase in second quarter 1997 revenues compared to the same period in 1996, gross margin was impacted by several factors: Product mix (the decline in AC capacitor sales to both unitary and room air conditioning customers versus an increase in lower margin electrolytic capacitor sales) adversely affected margins. Pricing pressures, particularly in Europe where further strengthening of the pound sterling has forced the company to cut into margins as it attempts to stay competitive at key European accounts, had a negative impact. Expenses related to ongoing operational improvements in the company's North American operations also impacted second quarter margins.

          Selling, general and administrative (SG&A) expenses for the quarter totaled $3,916,000 (11.5% of net sales) versus $4,649,000 (14.3% of net sales), after special charges to reserves and LIFO adjustments, in the second quarter of 1996. Before these adjustments, SG&A expense for the second quarter of 1996 was $3,851,000 (11.9% of net sales).

         Interest expense for the second quarter was $491,000 compared to $576,000 in the same period of 1996. Other income of $93,000 compared to expense of $356,000 for the corresponding quarter of 1996.

         Income before income taxes was $553,000 (1.6% of net sales) compared to a loss of $4,162,000 (a negative 12.8% of net sales) for the second quarter of 1996, including adjustments, and $1,174,000 (3.6 % net sales) before adjustments. The provision for income taxes for the second quarter of 1997 was $213,000 versus a benefit of $1,484,000 in the second quarter of 1996. Net income of $340,000 ( $0.06 per common share) compared to a net loss in the second quarter of 1996, including adjustments, of $2,678,000 ($0.50 per common share).

Liquidity and Capital Resources

         Cash at the end of second quarter of 1997 totaled $762,000 compared to $292,000 at the end of the second quarter of 1996. Working capital totaled $23,873,000 on June 28, 1997, and was $24,576,000 at the end of the second quarter of 1996. Current ratio of 2.2:1 compared to a ratio of 2.4:1 at June 29, 1996. Expenditures for equipment during the first half of 1997 were $1,723,000, compared to $1,914,000 during the first half of 1996.

         At the end of the second quarter of 1997, the Company had borrowings of $22,755,000 versus $30,124,000 at the end of the second quarter of 1996, a reduction of $7,369,000.

         The Company maintains a Revolving Credit Agreement with the Bank of Boston, which as amended, provides a credit line of approximately $22 million to the Company, including a 4,400,000 British pounds sterling ($7,323,800 at quarter-end exchange rates) line to BHC Aerovox Ltd., the Company's wholly-owned subsidiary in England. At June 28, l997, the Company was in compliance with all financial and other covenants specified by this Agreement, as modified by the Fifth Amendment to this Agreement of February 14, l997. On June 28, l997, total borrowings outstanding under the Agreement were approximately $14,982,000 compared to approximately $19,721,000 on June 29, l996.

         The Company also has a term line of credit with the CIT Group, an equipment financing company. This line of $10,000,000, collateralized by certain equipment, has annual interest rates ranging from 7.4% to 8.2% and maturing at various dates to January 10, 2001. At June 28, 1997, borrowings outstanding under this agreement were $5,393,000 compared to $7,637,000 outstanding at the end of the second quarter of 1996.

         A ten-year Industrial Revenue Bond was issued by the Massachusetts Industrial Finance Agency in July 1982 to finance the acquisition of equipment. The bond was transferred to another purchaser in June, 1992. Principal and interest, at an annual rate of 7.42%, are payable monthly to July 1, 2002. On June 28, 1997, the bond balance outstanding under this agreement was $2,380,000 compared to $2,765,000 on June 29, l996.


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

6 (a). The Company's Annual Meeting of Stockholders was held on Tuesday, May 13, l997, in Boston, MA. Proxies for the meeting were solicited pursuant to Regulation 14A.

6 (b). There was no solicitation in opposition to the nominees listed in the proxy statement and all such nominees were elected.

6 (c). At the Annual Meeting of Stockholders, the following three Class II Directors were elected to serve until the Annual Meeting in the year 2000. The total vote for each nominee follows:

                                                                   Total Vote
                                            Total Vote             Withheld
                                            for Each               from Each
                                            Director               Director
                                            --------               --------
John F. Brennan                             4,997,318              22,800
Sherel D. Horsley                           4,997,342              22,776
Benedict P. Rosen                           4,997,291              22,827

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

6 (a).   Exhibits:  None
6 (b).   Reports on Form 8-K: None filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   AEROVOX INCORPORATED



DATE   July 31, l997                        BY /S/ JEFFREY A. TEMPLER
    -------------------                            Jeffrey A. Templer
                                                   Senior Vice President/Finance

                              AEROVOX INCORPORATED
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                  (Amounts in Thousands, Except Per Share Data)

                                                                   Three Months Ended                  Six Months Ended
                                                                   ------------------                  ----------------
                                                               June 28,          June 29,          June 28,          June 29,
                                                                 1997              1996              1997              1996
                                                               --------          --------          --------          --------
Net sales                                                      $ 34,185          $ 32,439          $ 66,801          $ 66,004
Cost of sales                                                    29,318            31,020            56,749            58,769
                                                               --------          --------          --------          --------
Gross margin                                                      4,867             1,419            10,052             7,235
Selling, general and administrative expenses                      3,916             4,649             7,683             8,328
                                                               --------          --------          --------          --------
Income(loss) from operations                                        951            (3,230)            2,369            (1,093)
Other income(expense):
  Interest expense                                                 (491)             (576)             (975)           (1,293)
  Other income(expense)                                              93              (356)               57              (356)
                                                               --------          --------          --------          --------
Income(loss) before income taxes                                    553            (4,162)            1,451            (2,742)
Provision for income taxes                                          213            (1,484)              598              (919)
                                                               --------          --------          --------          --------
Net income(loss)                                               $    340          $ (2,678)         $    853          $ (1,823)
                                                               ========          ========          ========          ========

Net income(loss) per share                                         0.06             (0.50)             0.16             (0.34)
                                                               ========          ========          ========          ========

   The accompanying notes are an integral part of the financial statements.

                             AEROVOX INCORPORATED
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                            (Amounts in Thousands)

                                                                                       June 28,            Dec 28,
                                                                                         1997               1996
                                                                                   -------------------------------------
ASSETS
Current assets:
    Cash                                                                             $     762          $     864
    Accounts receivable, net                                                            19,579             16,096
    Inventories                                                                         19,305             20,910
    Prepaid expenses and other current assets                                            1,013              1,044
    Deferred income taxes                                                                3,608              3,608
                                                                                       -------            -------
        Total current assets                                                            44,267             42,522

Property, plant and equipment,
  net of accumulated depreciation                                                       39,595             40,530
Deferred income taxes                                                                    1,651              1,651
Other assets                                                                               169                273
                                                                                       -------            -------
                      Total assets                                                   $  85,682          $  84,976
                                                                                       =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $  10,427          $   8,298
    Accrued expenses                                                                     6,459              5,886
    Current maturities of long-term debt                                                 2,787              3,552
    Income taxes                                                                           721                210
                                                                                       -------            -------
         Total current liabilities                                                      20,394             17,946

Deferred income taxes                                                                    8,102              8,151
Industrial revenue bond                                                                  1,970              2,175
Long-term debt less current maturities                                                  17,998             20,335
Other liabilities                                                                        1,167              1,296

Stockholders' equity:
    Common stock                                                                         5,379              5,315
    Additional paid-in capital                                                           1,017                842
    Retained earnings                                                                   29,634             28,781
    Foreign currency translation adjustment                                                 21                135
                                                                                       -------            -------
         Total stockholders' equity                                                     36,051             35,073
                                                                                       -------            -------
      Total liabilities and stockholders' equity                                     $  85,682          $  84,976
                                                                                       =======            =======

   The accompanying notes are an integral part of the financial statements.

                             AEROVOX INCORPORATED
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (Amounts in Thousands)

                                                                       Six Months Ended
                                                                       ----------------
                                                                   June 28,          June 29,
                                                                     1997              1996
                                                                 ------------      ------------
Cash flows from operating activities:
    Net income(loss)                                            $        853      $     (1,817)
    Adjustments to reconcile net income to cash
     provided by(used in) operating activities:
       Depreciation                                                    2,507             2,395
       Deferred income taxes                                             (11)           (1,300)
    Changes in operating assets and liabilities:
       Accounts  receivable                                           (3,542)              907
       Inventories                                                     1,535               521
       Prepaid expenses and other current assets                          36              (230)
       Accounts payable                                                2,136            (1,037)
       Accrued expenses                                                  571             1,980
       Income taxes payable                                              493               354
                                                                 ------------      ------------
Net cash provided  by operating activities                             4,578             1,773
                                                                 ------------      ------------
Cash flows from investing activities:
    Acquisition of property, plant and equipment                      (1,723)           (1,914)
    Other                                                                (18)              588
                                                                 ------------      ------------
Net cash used in investing activities                                 (1,741)           (1,326)
                                                                 ------------      ------------
Cash flows from financing activities:
    Proceeds from employee stock purchase
      plan and exercise of stock options                                 239                62
    Net borrowings/(repayments) under line of credit                  (2,321)           (1,716)
    Long-term debt borrowings                                            946             1,500
    Long-term debt repayment                                          (1,813)             (568)
                                                                 ------------      ------------
Net cash provided by (used in) financing activities                   (2,949)             (722)
Effects of exchange rate on cash                                          10                (6)
                                                                 ------------      ------------
Increase (decrease) in cash                                             (102)             (281)
Cash beginning of period                                                 864               573
                                                                 ------------      ------------
Cash at end of period                                           $        762      $        292
                                                                 ============      ============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                    $        970      $      1,173
                                                                 ============      ============
    Cash paid during the period for income taxes                $        220      $        220
                                                                 ============      ============

   The accompanying notes are an integral part of the financial statements.