Form 10-Q
period 1997-09-27
AEROVOX INC
filed 1997-11-12
CIK 856164

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.



     For the quarterly period ended September 27, l997



                                 OR



[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to



                           Commission File #0-18018



                             AEROVOX INCORPORATED
            (Exact name of registrant as specified in its charter)



               Delaware                       76-0254329
               --------                       ----------

    (State or other jurisdiction of         (I.R.S.Employer
    incorporation or organization)        Identification No.)



              740 Belleville Avenue, New Bedford, MA       02745
         ------------------------------------------------------------
             (Address of principal executive offices)  (Zip Code)



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


At September 27, l997, 5,380,625 shares of registrant's common stock (par value, $1.00) were outstanding.

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

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended September 27, 1997 compared to Three Months Ended September 28, l996.

     Net sales for the third quarter of 1997 totaled $26,126,000 compared to $29,699,000 for the third quarter of 1996, a decrease of $3,573,000 (12%). The decrease was confined to sales of AC capacitors made in North America, primarily for room and unitary air conditioning customers. As cool weather prevailed into the summer, air conditioning OEM requirements for AC capacitors were off sharply
from a year ago.   In addition, AC capacitor sales to the appliance and lighting markets were below last year's same-period sales as a result of declining prices and loss of certain accounts to competition. Third quarter 1997 shipments of aluminum electrolytic capacitors from the Company's subsidiary in England and its plants in Juarez, Mexico, were up slightly compared to the same period in 1996.

  Gross margin for the third quarter of 1997 totaled $1,904,000 (7.3% of net sales) compared to $4,554,000 (15.3% of net sales) for the corresponding
quarter in 1996.   Margins were negatively affected by the rapid downturn in AC capacitor business in advance of the Company's ability to reduce expenses. The continuing strength of the pound sterling also affected margins adversely as prices were lowered to meet competitive pressures in the European market.

     Selling, general and administrative (SG&A) expenses for the third quarter of 1997 totaled $3, 004,000 (11.5% of net sales) versus $3,528,000 (11.9% of net sales) for the same period in 1996.

     Interest expense for the third quarter of 1997 was $432,000, compared to $525,000 in the same period of 1996. This decrease was due to lower borrowings. Other income of $63,000 compared to $19,000 for the corresponding quarter of 1996.

     The Company posted a pre-tax loss of $1,469,000 (a negative 5.6% of net sales) compared to pre-tax income of $520,000 (1.8% of net sales) for the third quarter of 1996. An income tax benefit of $631,000 was recorded for the third quarter of 1997 compared to a provision for taxes of $220,000 in the third quarter of 1996. Net loss for the quarter of $838,000 (a negative $0.16 per common share) compared to net income in the third quarter of 1996 of $300,000 ($0.06 per common share).

Nine Months Ended September 27, 1997 compared to Nine Months Ended September 28, l996.

  Net sales for the first nine months of 1997 totaled $92,927,000 compared to $95,703,000 for the same period in 1996, a $2,776,000 (2.9%) decrease. The shortfall in sales compared to the same period in the prior year was due to reduced requirements for AC capacitors, a trend that began in the second quarter and continued into the third as cool weather stifled customer demand for air conditioning equipment. Price compression, particularly in Europe where the strength of the pound sterling caused the Company to reduce pricing to maintain its competitive position, also contributed to the shortfall during the nine-month period.

  Year-to-date gross margins totaled $11,956,000 (12.9% of net sales) compared to $11,789,000 (12.3% of net sales) for the corresponding period in 1996. (Year-to-date nine-month 1996 results include a special provision recorded during the second quarter of that year.) Selling, general and administrative expenses for the first nine months of 1997 were $10,687,000 (11.5% of net sales) compared to $11,856,000 (12.4% of net sales) for the same period in 1996.

  Interest expense totaled $1,407,000 compared to $1,818,000 for the same period in 1996. Other income for the first nine months of 1997 was $120,000. For the same period in 1996 the Company recorded an expense of $331,000.

  Before income taxes, the Company posted a loss of $18,000 (a negative .02% of net sales) compared to a loss of $2,216,000 (a negative 2.3% of net sales) for the first nine months of 1996. Year-to-date income tax benefits totaled $33,000 compared to $700,000 for the same period in 1996. Net income for the period totaled $15,000 compared to a loss of $1,516,000, or ($.29) per share, for the same period in 1996. The 1996 results include the special provision recorded during the second quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash at the end of the third quarter of 1997 totaled $442,000 compared to $517,000 at the end of the third quarter of 1996. Working capital totaled $20,404,000 on September 27, 1997, and was $23,804,000 at the end of the third
quarter of 1996.   Current ratio of 2.1:1 was the same as the ratio at September
28, 1996. Expenditures for equipment during the first nine months of 1997 were $2,000,000 compared to $2,609,000 during the first nine months of 1996. The ratio of total liabilities to net worth was 1.25:1 at the end of the first nine months of 1997 compared to 1.62:1 at the end of the corresponding period in 1996.

     At the end of the third quarter of 1997, the Company had borrowings of $18,962,000 versus $29,015,000 at the end of the third quarter of 1996, a reduction of $10,053,000.

     The Company maintains a Revolving Credit Agreement with the Bank of Boston, which as amended provides a credit line of approximately $22 million to the Company, including 4,400,000 British pounds sterling ($7,075,200 at quarter-end exchange rates) line to BHC Aerovox Ltd., the Company's wholly-owned subsidiary in England. On September 27, l997, total borrowings outstanding under the Agreement were approximately $12,192,000 compared to approximately $19,480,700 on September 28, l996.

     The Company also has a term line of credit with the CIT Group, an equipment financing company. This line of $10,000,000, collateralized by certain equipment, has annual interest rates ranging from 7.4% to 8.2% and maturing at various dates to January 10, 2001. At September 27, 1997, borrowings outstanding under this agreement were $4,488,000 compared to $6,866,000 outstanding at the end of the third quarter of 1996.

     A ten-year Industrial Revenue Bond was issued by the Massachusetts Industrial Finance Agency in July 1982 to finance the acquisition of equipment. Principal and interest, at an annual rate of 7.42%, are payable monthly to July 1, 2002. On September 27, 1997, the bond balance outstanding under this agreement was $2,282,000 compared to $2,669,000 on September 28, l996.

OTHER MATTERS

     After preliminary investigations, the Environmental Protection Agency (EPA) advised the Company that there was evidence of polychlorinated biphenyl (PCB) contamination within the Company's New Bedford, Massachusetts plant. The Company is cooperating fully with the EPA and has retained consultants to conduct characterization studies at the plant. No estimate of the financial effect, if any, of such remediation on the future earnings of the Company is available.

  The Company is currently preparing to implement new integrated management information and planning systems throughout its operations. These new systems will be fully compliant with year 2000 processing requirements and are expected to be in place by the end of 1998. Costs incurred to date related to this installation are approximately $300,000. Total project costs, excluding software and hardware lease expenses, are expected to total $500,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

6 (a).  Exhibits:  None
6 (b).  Reports on Form 8-K: None filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AEROVOX INCORPORATED



DATE: November 6, l997
                              BY /S/ JEFFREY A. TEMPLER
                                 --------------------------
                                 Jeffrey A. Templer
                                 Senior Vice President/Finance

                              AEROVOX INCORPORATED
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                  (Amounts in Thousands, Except Per Share Data)

                                          Three Months Ended        Nine Months Ended
                                         --------------------      -------------------
                                         Sept 27,     Sept 28,     Sept 27,    Sept 28,
                                           1997        1996         1997        1996
                                        ---------     -------     ---------    --------
Net sales                                $26,126     $29,699      $ 92,927     $ 95,703
Cost of sales                             24,222      25,145        80,971       83,914
                                         =======     =======      ========     ========
Gross margin                               1,904       4,554        11,956       11,789
Selling, general and administrative
   expenses                                3,004       3,528        10,687       11,856
                                         =======     =======      ========     ========
Income(loss) from operations              (1,100)      1,026         1,269          (67)
Other income(expense):
  Interest expense                          (432)       (525)       (1,407)      (1,818)
  Other income(expense)                       63          19           120         (331)
                                         =======     =======      ========     ========
Income(loss) before income taxes          (1,469)        520           (18)      (2,216)
Provision for income taxes                  (631)        220           (33)        (700)
                                         =======     =======      ========     ========
Net income(loss)                         $  (838)    $   300      $     15     $ (1,516)
                                         =======     =======      ========     ========

Net income(loss) per share                 (0.16)      $0.06          0.00       ($0.29)
                                         =======    ========    ==========    =========

    The accompanying notes are an integral part of the financial statements.

                              AEROVOX INCORPORATED
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (Amounts in Thousands)

                                                                 Sept. 27,     Dec 28,
                                                                   1997         1996
                                                                ---------     ---------
ASSETS
Current assets:
    Cash                                                         $   442       $   864
    Accounts receivable, net                                      15,113        16,096
    Inventories                                                   18,388        20,910
    Prepaid expenses and other current assets                        951         1,044
    Deferred income taxes                                          3,608         3,608
                                                                 ========      ========
        Total current assets                                      38,502        42,522

Property, plant and equipment,
  net of accumulated depreciation                                 38,451        40,530
Deferred income taxes                                              1,651         1,651
Other assets                                                         164           273
                                                                 ========      ========
        Total assets                                             $78,768       $84,976
                                                                 ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             $ 9,263       $ 8,298
    Accrued expenses                                               6,322         5,886
    Current maturities of long-term debt                           2,442         3,552
    Income taxes                                                      71           210
                                                                 ========      ========
         Total current liabilities                                18,098        17,946

Deferred income taxes                                              8,078         8,151
Industrial revenue bond                                            1,860         2,175
Long-term debt less current maturities                            14,660        20,335
Other liabilities                                                  1,073         1,296

Stockholders' equity:
    Common stock                                                   5,381         5,315
    Additional paid-in capital                                     1,023           842
    Retained earnings                                             28,796        28,781
    Foreign currency translation adjustment                         (201)          135
                                                                 ========      ========
         Total stockholders' equity                               34,999        35,073
                                                                 ========      ========
         Total liabilities and stockholders' equity              $78,768       $84,976
                                                                 ========      ========

    The accompanying notes are an integral part of the financial statements.

                              AEROVOX INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Amounts in Thousands)

                                                                                        Nine Months Ended
                                                                            Sept. 27,    Sept. 28,
                                                                              1997         1996
                                                                            ---------    --------
Cash flows from operating activities:
    Net income(loss)                                                        $    15      $(1,516)
    Adjustments to reconcile net income to cash
     provided by(used in) operating activities:
       Depreciation                                                           3,705        3,468
       Deferred income taxes                                                    (11)      (1,299)
    Changes in operating assets and liabilities:
       Accounts  receivable                                                     750          304
       Inventories                                                            2,336          217
       Prepaid expenses and other current assets                                 95          (70)
       Accounts payable                                                       1,031       (1,578)
       Accrued expenses                                                         457        3,683
       Income taxes payable                                                    (149)         514
                                                                            =======      =======
Net cash provided  by operating activities                                    8,229        3,723
                                                                            =======      =======
Cash flows from investing activities:
    Acquisition of property, plant and equipment                             (2,000)      (2,609)
    Other                                                                      (122)         685
                                                                            =======      =======
Net cash used in investing activities                                        (2,122)      (1,924)
                                                                            =======      =======
Cash flows from financing activities:
    Proceeds from employee stock purchase
      plan and exercise of stock options                                        247           76
    Net borrowings/(repayments) under line of credit                         (4,945)        (810)
    Long-term debt borrowings                                                   946        1,500
    Long-term debt repayment                                                 (2,816)      (2,632)
                                                                            =======      =======
Net cash provided by (used in) financing activities                          (6,568)      (1,866)
Effects of exchange rate on cash                                                 39           11
                                                                            =======      =======
Increase (decrease) in cash                                                    (422)         (56)
Cash beginning of period                                                        864          573
                                                                            =======      =======
Cash at end of period                                                       $   442      $   517
                                                                            =======      =======
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                $ 1,355      $ 1,729
                                                                            =======      =======
    Cash paid during the period for income taxes                            $   401      $   310
                                                                            =======      =======

    The accompanying notes are an integral part of the financial statements.