Form 10-K405
period 1997-12-27
AEROVOX INC
filed 1998-03-27
CIK 856164

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 27, 1997
                         COMMISSION FILE NO.: 0-18018

                             AEROVOX INCORPORATED
                             --------------------
            (Exact name of Registrant as specified in its charter)


          DELAWARE                                            76-0254329
          --------                                            ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


                 740 BELLEVILLE AVENUE, NEW BEDFORD,MA   02745
                ----------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

Shares Outstanding of the Registrant's Common Stock at March 17, 1998:
5,385,409.

Aggregate market value of voting stock held by non-affiliates of the registrant at March 17, 1998: $18,723,317.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. Yes X No
                                           ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 27, 1997 are incorporated by reference into Parts I, II and IV hereof. Portions of the Registrant's definitive Proxy Statement for use at the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

An index to exhibits filed with this Report on Form 10-K appears at pages 19 hereof.

                                    PART I

ITEM 1.  BUSINESS

     Aerovox's predecessor, Aerovox Corporation, began in 1922 producing crystal wireless radios. In 1973, the Aerovox AC capacitor operations, including a plant in New Bedford, Massachusetts, together with the Aerovox name, were purchased from Aerovox Corporation by a newly-created corporation, Aerovox Industries, Inc. In 1978, RTE Corporation ("RTE"), a manufacturer of distribution transformers and other utility electrical products, purchased all of the assets of Aerovox Industries through its newly organized subsidiary, Aerovox Incorporated, a Massachusetts corporation ("Aerovox Massachusetts"). In 1988, RTE was acquired by Cooper Industries ("Cooper"), and Aerovox Massachusetts became an indirect wholly-owned subsidiary of Cooper, through Aerovox Holding Company ("AHC"); a Delaware corporation incorporated on May 3, 1988. On May 26, 1989, Aerovox Massachusetts was merged into AHC and AHC's name was changed to Aerovox Incorporated. The sole purpose of this merger was to eliminate the passive holding company structure. On February 26, 1990, 5,095,086 shares of Aerovox Common Stock were distributed to Cooper shareholders of record on May 5, 1989.

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

MARKETS AND APPLICATIONS

------------------------------------------------------------------------------------------------------
MARKETS                           APPLICATIONS                         AEROVOX PRODUCTS
======================================================================================================
MOTORS                 Compressors, air conditioners, pumps,       AC Oil Capacitors
                       refrigeration, laundry equipment,           AC Dry Capacitors
                       garage door openers, hospital beds          Aluminum Electrolytic Capacitors
------------------------------------------------------------------------------------------------------
LIGHTING               Electromagnetic and electronic              AC Oil Capacitors
                       ballasts for fluorescent and high           AC Dry Capacitors
                       intensity discharge (HID) fixtures,         DC Film Capacitors
                       and strobe lights                           Aluminum Electrolytic Capacitors
------------------------------------------------------------------------------------------------------
POWER ELECTRONICS      Variable speed drives,                      DC Film Capacitors
                       uninterruptible power supplies (UPS),       AC Oil Capacitors
                       power supplies, transportation,             AC Dry Capacitors
                       welders, motor speed controllers,           Aluminum Electrolytic Capacitors
                       telecommunications equipment,
                       audio/visual equipment, battery
                       chargers
------------------------------------------------------------------------------------------------------
SPECIALTY              Microwave ovens, medical equipment          Microwave Oven Capacitors
                       (defibrillator, X-ray equipment),           Custom and Pulse Power Capacitors
                       industrial equipment, government and        High Voltage Capacitors
                       university research
------------------------------------------------------------------------------------------------------
POWER FACTOR           Industrial plants, commercial               Power Factor Correction Capacitors
CORRECTION             facilities and institutions consuming       and Systems
                       large amounts of electrical power
------------------------------------------------------------------------------------------------------
EMI/RFI FILTERS        Power supplies, industrial equipment,       Custom and General Purposes
                       computer and telecommunications             EMI/RFI Filters
                       equipment and appliances
------------------------------------------------------------------------------------------------------

NORTH AMERICAN CAPACITOR OPERATIONS

Electrostatic Capacitors

     Aerovox manufactures electrostatic capacitors in New Bedford, Massachusetts (since 1938), and in Juarez, Mexico where the Company began manufacturing film capacitors in 1992.

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

     The Company offers a complete line of high voltage, multipurpose custom and pulse power capacitors for medical, industrial and government applications.
The smaller models in this product line are used as components in photocopiers, laser equipment, defibrillators and other medical equipment, power supply systems and welding equipment. Aerovox's larger DC capacitors are used in government and university fusion power and particle acceleration research products, government weaponry systems, in equipment for high energy x-rays, and in high speed trains.

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

Aluminum Electrolytic Capacitors

     Aerovox manufactures AC and DC aluminum electrolytic capacitors for North and South America and Far East markets in Juarez, Mexico (since 1994). Aerovox's AC motor start capacitors are utilized for intermittent duty in the starting of electric motors and in limited gear motor applications. Start capacitors of this type are used in compressor motors, pump motors, dental chairs, garage door openers and other similar applications.

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

COMPETITION

Electrostatic Capacitors

     AC capacitors are made by several domestic and foreign manufacturers, and competition is intense. In the North American AC capacitor market, Aerovox competes primarily with domestic manufacturers. Aerovox and the General Electric Company are the primary producers, each offering a full line of AC products. Five other suppliers - York, Commonwealth Sprague, American

Radionics, Compania General de Electronica (CGE) in Mexico and Magnetek - though smaller, all manufacture quality products, and contribute to price competition.

     Offshore competition has not been a major factor in this market because normally the weight of a typical AC capacitor in relation to its cost and the service requirements of major customers make shipment to the United States uneconomical for overseas suppliers. However, Far East manufacturers are beginning to make inroads into the U.S. markets. Passage in Congress in early 1997 of the Information Technology Agreement (ITA) increases Far East competition, in particular. (The ITA eliminates tariffs on capacitors coming into the United States in four equal steps beginning in July 1997. The staged
elimination will be completed by July 2000.)   The principal competitive factors
in the industry include product quality and reliability, competitive prices, on-time delivery, customer service, the ability to meet rigid customer specifications, currency fluctuations, and the ability to add value to the customer's product.

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

Aluminum Electrolytic Capacitors

     In the North American AC motor-start capacitor market, Aerovox has one major competitor - North American Philips - but two new entries in the field, North American Capacitor Company (NACC) and Compania General de Electronica
(CGE) in Mexico are stimulating competition with low pricing. Offshore competition has not been a factor in this market, but this situation may change with the tariff elimination resulting from passage of the ITA. The principal competitive factors in the industry are delivery, quality, customer service and pricing.

     The large can computer grade DC electrolytic capacitor market is dominated by Cornell Dubilier Electronics, North American Philips, and United Chemi-Con. This marketplace has minimum standardization and is considered application-specific, normally requiring design-in and qualification testing by its customers.

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

     A special products department in New Bedford assembles the custom and pulse power product lines. Power factor correction systems are also assembled in New Bedford.

     The key material element of an aluminum electrolytic capacitor is an essentially pure aluminum foil that has been processed, chemically and electrically, to meet the capacitance and voltage specifications of the finished capacitor. This processing, known as etching and forming of the aluminum foil, is done at the Aerovox plant in Huntsville, Alabama. Slitting of the processed foil to required widths is also completed at this plant. The foil is then forwarded to Plant I in Juarez and to BHC Aerovox in England for assembly into a finished aluminum electrolytic capacitor.

BHC AEROVOX LTD.

     BHC Aerovox Ltd., located in Weymouth, England, is one of Europes' leading manufacturers of aluminum electrolytic capacitors with sales throughout Europe.

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

     BHC's business is subject to influence by foreign currency exchange rates, and particularly by the current strength of the pound in comparison to other
European currencies.   The principal raw material is purchased in US dollars
from the parent company, and 55% of all sales are outside the United Kingdom, primarily into Europe.

MANUFACTURING

     BHC Aerovox purchases etched aluminum foil from four sources, including the Aerovox foil operation in Huntsville. The etched foil is processed to form a dielectric (aluminum oxide) layer according to the voltage requirements. This processed foil is slit to the required width, wound with specially selected tissue, impregnated with an electrolyte fluid and then assembled into containers. A large part of the production is for custom designs to meet the specific customer applications.

     BHC's microwave production is based on the proven technology from Aerovox USA and incorporates state-of-the-art processing equipment.

GENERAL

SALES AND DISTRIBUTION

     Aerovox sells its products worldwide to over 1,000 customers, primarily original equipment manufacturers ("OEMs"), who purchase capacitors and other products manufactured by the Company for use as components in the products they manufacture. No one customer, in 1997, accounted for 10% or more of the net sales of the Company. In 1997, approximately 42% of the Company's net sales were to its ten largest customers and 86% were made to its 100 largest customers. The Company expects that sales to these customers will continue to represent a significant portion of its total sales.

     Foreign sales, primarily from BHC Aerovox Ltd., the Company's United Kingdom subsidiary, represented approximately 25% of total sales in 1997.

     The Company markets most of its products to domestic OEMs primarily through a network of independent manufacturers' sales representative organizations which collectively employ over 200 sales people. Aerovox has enjoyed long-term relationships with many of its sales representatives-some have sold Aerovox products in excess of twenty-five years. The Company's low and medium voltage power factor correction capacitors, which are manufactured for installation into industrial, commercial and other type facilities, are marketed through a separate group of industrial manufacturers' representatives who specialize in these products. In England and Europe, the Company sells through a combination of direct employees and independent manufacturers' representatives. In addition, independent sales organizations represent the Company in the Far East, Japan, Australia, Mexico, the Middle East and South America. A smaller portion of the Company's sales are through distributors and a few long-standing customers are handled as house accounts.

     The Company's sales are relatively seasonal and are affected by Company production and shipping schedules; the net sales for the first half of the year are based on an aggregate average of 122 shipping days compared to 119 days for the last half of the year. Approximately 75% of the net sales are produced under agreements negotiated on an annual basis, usually during the latter part of the year. The Company sells approximately 95% of its products on a manufactured-to-order basis. If an order is canceled the Company bills the customer for materials and labor expended on the order prior to cancellation.

     A critical element to the Company's strategy is its emphasis on customer service. The Company maintains continual, multilevel contacts with many customers and places a high priority on meeting each customer's requirements in a timely manner.

BACKLOG

     Aerovox's total backlog represents approximately 8.5 weeks of production. The backlog may vary significantly based upon the ordering practice of customers, and the lead times quoted by the Company. The Company's manufacturing lead times vary from two to eight weeks depending on the product type, although some filter products and special larger pulse power products that must be built specifically to order may require longer lead time. The Company books orders, for purposes of calculating backlog, when a firm delivery date that is no more than 12 months out is scheduled. The total active backlog was $19,041,000 at February 21, l998, and $23,963,000 at February 21, 1997. The
Company expects to fill all backlog orders scheduled for 1998 delivery.

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

     The Company adheres to worldwide quality standards in all its operations. Each of its capacitor manufacturing facilities has achieved International Standards Organization (ISO) 9000 certification. In January 1997, the Aerovox plant in New Bedford and one in Juarez were approved for ISO 9002 recertification, while the electrolytic capacitor plant in Juarez was recertified as an ISO 9002 operation in August 1996. This plant is currently in the process of preparing for a new certification under the same organization as the Aerovox plant in New Bedford and the Company's other Juarez facility. BHC Aerovox Ltd. has been ISO 9001 certified for several years.

MANAGEMENT INFORMATION AND CONTROL SYSTEMS

     The Company is currently engaged in a company-wide project to convert all management information and control systems to an integrated and uniform system that is compliant with year 2000 computing requirements. In addition to meeting compliance requirements, the Company expects to gain the benefit of better, more consistent and more timely information. BHC Aerovox Ltd. successfully converted to the new system in January 1998, and North American operations are expected to convert during the fourth quarter of 1998.

RAW MATERIALS

     The Company purchases raw materials from a number of regional, national and international suppliers. All of these raw materials are available from a variety of suppliers with whom the Company has had long-term relationships. The Company purchases its plain and metallized polypropylene from several sources in Europe and Asia and three sources in the United States. There are several Company approved suppliers for metallized polyester, two in the United States and two in Europe. A number of sources are approved to provide aluminum foil for the Company's electrolytic products - three in the United States, three in Europe, and two in Asia.


PATENTS, LICENSES AND TRADEMARKS

     The Company's most important intellectual property is its capacitor manufacturing processes which have been developed over a period of many years. Aerovox has approximately 22 active patents and three pending patents.

     Aerovox licenses some of its product technology and process know-how to a foreign producer of lighting capacitors and a U.S. producer of motor run capacitors. An agreement renewing the foreign license was signed by both companies in September 1996, and with the domestic licensee in March 1997. Licensing income is included in other income in the statement of operations.

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

EMPLOYEES

     As of February 22, 1998, Aerovox had 1,459 employees worldwide. An aggregate of 309 employees hold salaried management, supervisory, sales and clerical positions and 1,150 hourly employees are engaged in production and related activities. Unions represent 2.5% of the employees. None of the Company's production departments are unionized. Approximately 290 employees have been with their respective Aerovox company for 10 years or more.

     Aerovox considers its employee relations to be good. There have been no labor stoppages in recent years, and union contracts have been renegotiated
without difficulty.   In New Bedford, a three-year agreement with the
International Union of Operating Engineers is set to expire in April 1998, and a two-year contract with the International Brotherhood of Electrical Workers will also expire in April 1998.

ENVIRONMENTAL COMPLIANCE

     The Company has made substantial capital expenditures on environmental controls and compliance at its facilities. See, "Environmental Matters - Environmental Compliance" below.

ITEM 2.  PROPERTIES

----------------------------------------------------------------------------------------------
PROPERTY                                       SQ. FEET     OWNED/LEASED   YEAR LEASE
                                                                             EXPIRES
North Dartmouth, MA                              11,900        Leased         2003
  (Office space sublet in April 1998)
----------------------------------------------------------------------------------------------
New Bedford, MA                                 435,000        Owned           -
----------------------------------------------------------------------------------------------
Huntsville, AL                                   85,000        Owned           -
----------------------------------------------------------------------------------------------
Juarez, Mexico                                   45,000        Leased         1998
----------------------------------------------------------------------------------------------
Juarez, Mexico                                  100,000        Leased         1999
----------------------------------------------------------------------------------------------
Weymouth, England                                10,000        Owned           -
----------------------------------------------------------------------------------------------
Weymouth, England                                35,000        Leased         2008
----------------------------------------------------------------------------------------------
Weymouth, England                                27,000        Owned           -
----------------------------------------------------------------------------------------------

     The Company has invested in automation and equipment necessary to increase production capability (primarily for the metallized polypropylene product line) in New Bedford. Capital has also been expended on the research and development laboratory at this location and on equipment to manufacture new products at the Plant II maquiladora in Juarez, Mexico. In Weymouth, England, a 27,000 square foot building to facilitate expanded aluminum electrolytic capacitor and microwave oven capacitor production was completed in 1995. Equipment at Plant I in Juarez continues to be up-graded and new equipment acquired for greater efficiency and capability. A quality control, and research and development labs were installed at the plant in Huntsville, Alabama during 1995. With the exception of the New Bedford plant, as described below, the Company believes that its facilities are adequate for its foreseeable needs. The Company intends to buy or build a new production facility in the New Bedford, Massachusetts area during 1998 and 1999 to replace the existing plant.

ITEM 3.  ENVIRONMENTAL MATTERS

The Company manufactures film capacitors and maintains its corporate offices in a building located in New Bedford, Massachusetts, which has been occupied by the Company and predecessor organizations also engaged in the manufacture of capacitors since 1938. In June 1997, the United States Environmental Protection Agency (EPA) conducted preliminary tests within the building that revealed the presence of polychlorinated biphenyls (PCBs) on surfaces within the plant. Subsequent engineering tests by independent consultants retained by the Company confirmed the presence of residual PCBs throughout the plant, which resulted from their use prior to 1978. While the Company and its expert advisors consider the PCBs to represent no threat to the health of the employees of the Company or the surrounding community, subsequent engineering studies indicated that the cost to remove PCBs within the building to the levels proscribed by the EPA and the Toxic Substances Control Act would be prohibitive. Therefore, the Company has decided, and has so informed the EPA, that it intends to vacate the building, to demolish it, and to dispose of all contaminated building materials in a legally compliant manner. Accordingly, a reserve was established and charged to income as of December 27, 1997, in the amount of $7,233,000, which the Company believes is adequate to dismantle and dispose of the building, clean equipment located within it, and to pay for related engineering, legal and professional services. Of this amount, approximately $6,000,000 has been classified as a long-term liability. Additionally, the Company wrote-off, as of December 27, 1997, the depreciated value of that building, all improvements thereto, and certain machinery and equipment which the Company believes will become surplus, abandoned, or otherwise unusable upon disposal of the building. The amount of this write-off was $5,767,000.

     On February 9, 1990, the Company entered into a settlement agreement (the "Settlement Agreement") with the United States and The Commonwealth of Massachusetts (the "governments") resolving litigation commenced by the governments in the U.S. District Court for the District of Massachusetts, on December 10, 1983 under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly known as the "Superfund" legislation. The litigation concerned the alleged disposal by various defendants of polychlorinated biphenyls (PCBs) in the Acushnet River and New Bedford Harbor. The Settlement Agreement resolved all of the governments' claims against the Company and Aerovox Industries, Inc. (the Company's predecessor, now known as Belleville Industries, Inc.) arising out of the contamination of the Acushnet River and New Bedford Harbor with PCB's, including cleanup costs, study costs and damages to natural resources, now or hereafter incurred, except that the Settlement Agreement provides that the governments may seek damages from the Company and Aerovox Industries, Inc. for future liability in the event that such future liability arises out of unknown conditions at the site. The Company, based on information presently available, does not believe that this matter will have any further material adverse effect on the Company's financial condition.

ENVIRONMENTAL COMPLIANCE

     The Company is currently subject to a National Pollutant Discharge Elimination System (NPDES) permit to discharge water from the New Bedford, Massachusetts facility into the Acushnet River / New Bedford Harbor. The NPDES permit has a limitation of up to 10 parts per billion (ppb) of PCBs in its storm water and other discharges. For several years, the Company and the United States Environmental Protection Agency (EPA) have been discussing possible changes to this permit. In June of 1994, the Company submitted the following plans to the EPA and the Department of Environmental Protection (DEP):
Stormwater Study Plan, Quality Assurance Project Plan, and Stormwater Best Management Practices Plan. Aerovox will proceed with implementation of the plans upon receipt of EPA and DEP approvals. The Company cannot predict what further actions the EPA or DEP may take with regard to the permit or what impact any such actions may have on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable. No matter was submitted to stockholders of the Company during the fourth quarter of fiscal 1997.

ITEM 4A. EXECUTIVE OFFICERS - Set forth below are the names, ages and positions of the executive officers of Aerovox in 1997 and currently:

NAME                  AGE        OFFICE(S)
----                  ---        ---------
Robert D. Elliott...   46   President and Chief Executive Officer
John A. Chmura Jr...   54   Senior Vice President, Sales
Martin Hudis........   55   Senior Vice President, Technology
Ted M. Miller.......   55   Senior Vice President, Operations
Earl F. Sherman.....   61   Senior Vice President, Business Development
Jeffrey A. Templer..   50   Senior Vice President, Chief Financial Officer and Treasurer

     Mr. Elliott graduated in 1973 from Clarkson University with a Bachelor of Science Degree in Industrial Distribution, and received a Master of Business Administration from the University of Wisconsin in 1981. From 1991 to 1993, Mr. Elliott served as President of Hendrix Wire & Cable, a manufacturer of cable and accessories for the electric utility market, and a business unit of the Electrical Products Division of Eagle Industries, a diversified manufacturing company. From 1993 to 1996, he was Group Executive of Eagle's Electrical Products Division. Mr. Elliott joined Aerovox as President in March 1996 and was named Chief Executive Officer of the Company in September 1996.

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

     Mr. Miller graduated from Syracuse University with a Bachelor of Science in Electrical Engineering (1964), and holds a Master of Business Administration degree from the Rochester Institute of Technology (1982) and an Executive Master of Business Administration degree from Stanford University (1989). Mr. Miller was Vice President of Operations and Engineering for Microtouch Systems Inc., a manufacturer of computer touch screens, from 1991 to 1996. He joined Aerovox as Senior Vice President, Operations, in 1997.

     Mr. Sherman graduated from Bryant College with a Bachelor of Arts degree in 1972. He served as President of Ludell Manufacturing Co., a manufacturer of heat recovery systems and electronic controls for the petro-chemical industry, for five years before joining Aerovox as General Manager of the Electronic Group in 1990. He became Vice President, Marketing, in November 1993, and became a Senior Vice President in 1997.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock trades on NASDAQ National Market System under the symbol ARVX. The Company's Common Stock was distributed to the beneficiaries of the Aerovox Liquidating Trust on February 26, 1990. See "Shareholder Information" in the Annual Report to stockholders for the year ended December 27, 1997, incorporated herein by reference, for the quarterly market price range of the Company's Common Stock. The number of shareholders of the Company's Common Stock on March 10, 1998 was 10,028. Of that total, 7,128 were stockholders of record. The Company has not declared dividends previously and currently intends to continue to retain earnings for use in its business and does not expect to pay dividends for the foreseeable future. The Company's common stock dividend policy will be reviewed periodically by the Board of Directors.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The information required by this item appears in the Company's 1997 Annual Report to Stockholders on page 23 and is incorporated herein by reference. Such information should be read in conjunction with the Company's consolidated financial statements and the notes thereto which are included in such Annual Report and are incorporated by reference in Item 8 hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appears in the Company's 1997 Annual Report to Stockholders on pages 7 through 9 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of Aerovox Incorporated appear in the Company's 1997 Annual Report to Stockholders on the pages indicated below and are incorporated herein by reference:

Consolidated Statements of  Operations  for the years ended December 27, l997,      10
December 28, 1996, and December 30, 1995.

Consolidated Statements of Stockholders' Equity for the years ended December 27,    10
 l997, December 28, l996, and December 30, 1995.

Consolidated Balance Sheets at December 27, l997 December 28, l996.                 11

Consolidated Statements of Cash Flows for the years ended December 27, l997 and     12
 December 28, l996, and December 30, 1995.

Notes to Consolidated Financial Statements                                          13

Report of Independent Accountants                                                   24


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors - Information with respect to all directors may be found in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders on pages 2 and 3 under the caption "Election of Directors," which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.

     (b) Executive Officers - Information with respect to executive officers appears in Item 4A. of Part I.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is contained in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders on pages 5 through 9 under the caption "Executive Compensation" and "Compensation Committee Report", which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is contained in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders on pages 10 and 11 under the caption "Security Ownership of Certain Beneficial Owners and Management," which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Exhibits - A list of Exhibits filed with or incorporated by reference in this Report on Form 10-K appears at pages 19 through 22 hereof, which list is incorporated herein by reference.

     (b) Financial Statements - A list of consolidated financial statements is contained in Item 8 and is incorporated here by reference.

FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts for the years ended      16
December 27, 1997, December 28, l996, and December 30, 1995.

Report of Independent Accountants on Financial Statement Schedules.      17

     All other financial statement schedules are inapplicable or the required information is contained in the Company's consolidated financial statements or notes thereto, which have been incorporated by reference herein.

     (c)  Reports on Form 8-K - None

                             AEROVOX INCORPORATED
                      VALUATIONS AND QUALIFYING ACCOUNTS
                            (AMOUNTS IN THOUSANDS)




SCHEDULE II


                                                                            ADDITIONS
-------------------------------    ------------------    ---------------------------------------------    -----------------
                                        BALANCE AT          CHARGED TO    CHARGED TO      DEDUCTIONS        BALANCE END OF
          DESCRIPTION                  BEGINNING OF          EXPENSE        OTHER          DESCRIBE            PERIOD
                                          PERIOD                           ACCOUNTS          (1)
-------------------------------    ------------------    ---------------------------------------------    -----------------
Year ended December 27, 1997:                  $685               $4              -             $76                $613
       Allowance for doubtful
          accounts receivable

Year ended December 28, 1996:                  $635             $715              -            $665                $685
       Allowance for doubtful
          accounts receivable

Year ended December 30, 1995:                  $295             $354              -             $14                $635
       Allowance for doubtful
          accounts receivable


(1) Write-off of accounts receivable.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of Aerovox Incorporated


     Our report on the consolidated financial statements of Aerovox Incorporated has been incorporated by reference in this Form 10-K from page 24 of the 1997 Annual Report to Stockholders of Aerovox Incorporated. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(b) of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                              COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
February 13, 1998 except for the information presented in Note 3 for which the dates are February 27, l998 and March 11, l998

Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aerovox Incorporated
(Registrant)

BY /S/ ROBERT D. ELLIOTT                     BY /S/ JEFFREY A. TEMPLER
---------------------------                  -----------------------------
President and Chief Executive Officer        Sr. Vice President and Chief
March 23, 1998                               Financial Officer
                                             March 20, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures



/S/ CLIFFORD H. TUTTLE JR.            Chairman of the Board    March  20, 1998
------------------------------------  of Directors
Clifford H. Tuttle, Jr.

/S/  RONALD F. MURPHY                 Secretary                March 19, 1998
------------------------------------
Ronald F. Murphy

/S/                                   Director                 March ____, 1998
------------------------------------
John F. Brennan

/S/  DENNIS HOROWITZ                  Director                 March 19, 1998
------------------------------------
Dennis Horowitz

/S/  SHEREL D. HORSLEY                Director                 March 20, 1998
------------------------------------
Sherel D. Horsley

/S/  WILLIAM G. LITTLE                Director                 March 20, 1998
------------------------------------
William G. Little

/S/ BENEDICT P. ROSEN                 Director                 March 19, 1998
------------------------------------
Benedict P. Rosen

/S/  JOHN L. SPRAGUE                  Director                 March 19, 1998
------------------------------------
John L. Sprague

                                 EXHIBIT INDEX
                        AEROVOX INCORPORATED FORM 10-K
                   (FOR FISCAL YEAR ENDED DECEMBER 27,1997)

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

(4)  Instruments Defining the Rights of Security Holders, Including
     Indentures.

     4.1  Instruments Defining Rights of Security holders (See Exhibits       4.1                 *
          3.1, 3.1.1, 3.2, 3.3, 4.2 and 4.3).

     4.2  Form of Stock Certificate.                                          4.2            Form 10-K for
                                                                                             year ended
                                                                                             Dec. 30, 1989

     4.3  Form of Aerovox Incorporated Rights Agreement.                      4.3               ***

     4.4  Amended and Restated Revolving Credit Agreement, dated July 8,      4.4            Form 10-K for
          1993, between the Company and the First National Bank of Boston.                   year ended
                                                                                             Jan. 1, 1994

          4.4.1  First Amendment to Amended and Restated Revolving Credit     4.3            Form 10-Q for
                 Agreement, dated August 30, 1994, between the Company,                      quarter ended
                 BHC Aerovox Ltd. and the First National Bank of Boston.                     Oct. 1, 1994

          4.4.2  Revolving Credit Facility, dated September 7, 1994,          4.4.2          Form 10-K for
                 between BHC Aerovox Ltd. and the First National                             year ended
                 Bank of Boston.                                                             Dec. 31, 1994

          4.4.3  Second Amendment to Amended and Restated Revolving           4.4.3          Form 10-K for
                 Credit Agreement, dated December 29, 1995.                                  year ended
                                                                                             Dec. 30, 1995

          4.4.4  Third Amendment to Amended and Restated Revolving            4.4.4          Form 10-Q for
                 Credit Agreement, dated May 15, 1996.                                       quarter ended
                                                                                             June 29, 1996


                                 EXHIBIT INDEX
                        AEROVOX INCORPORATED FORM 10-K
                   (FOR FISCAL YEAR ENDED DECEMBER 27,1997)

                                                                                              Page/SEC
Exhibit Item                                                               Exhibit            Document
------------                                                               -------            --------

          4.4.5  Fourth Amendment to Amended and Restated                     4.4.5          Form 10-Q for
                 Revolving Credit Agreement, dated November 1, 1996.                         quarter ended
                                                                                             Sept. 28, 1996

          4.4.6  Fifth Amendment to Amended and Restated Revolving            4.4.6          Form 10-K for
                 Credit Agreement, dated February 14, 1997.                                  year ended
                                                                                             Dec. 28, l996

          Filed herewith
          4.4.7  Sixth Amendment to Amended and Restated Revolving Credit     ----               ----
                 Agreement, dated February 27, l998.


     4.5  Loan and Security Agreement, dated March 30, 1992, between the      4.5            Form 10-K for
          Company and The CIT Group/Equipment Financing, Inc., as amended                    year ended
          by Amendment No. 1 dated March 1, 1993.                                            Jan. 2, 1993

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
          Savings Plan.                                                                      year ended
                                                                                             Dec. 29, 1990

                                 EXHIBIT INDEX
                        AEROVOX INCORPORATED FORM 10-K
                   (FOR FISCAL YEAR ENDED DECEMBER 27,1997)

                                                                                              Page/SEC
Exhibit Item                                                               Exhibit            Document
------------                                                               -------            --------

     10.4 Deferred Compensation Plan for Directors.                           10.4                *

     10.5 1989 Stock Option Plan for Directors.                               10.4                *

          10.5.1  Amended Stock Option Plan for Directors.                    10.5.1         Form 10-K for
                                                                                             year ended
                                                                                             Dec. 31, 1994

 10.7  Forms of Indemnification Agreements between Aerovox Incorporated
       and its directors and certain officers.                                10.7                *

     10.8 Severance Agreements:

          (a)  Severance Agreement with Robert D. Elliott                     10.8           Form 10-K for
                                                                                             year ended
          (b)  Severance Agreement with Jeffrey A. Templer                    10.8           Dec. 28, 1996


          Filed Herewith:
          (c)  Severance Agreement with Ted M. Miller                         ----              ----

          (d)  Form of Severance Agreement for other executives.              10.8               **

     10.9 Consulting Agreements:

          (a)  Consulting Agreement with Clifford H. Tuttle                   10.12          Form 10-K for
                                                                                             year ended
          (b)  Consulting Agreement with Ronald F. Murphy                     10.12          Jan. 1, 1994


     Other Agreements
     ----------------
     10.10  Form of Sales Representative Agreement.                           10.9               **

     10.11  Purchase Agreement dated March 5, 1993 between the                2.1            Form 8-K dated
            Company and Cooper Ind.                                                          March 5, 1993

(13) Annual Report to Security Holders.
     ---------------------------------

     Filed Herewith:
     13.1 The Annual Report to Shareholders for the fiscal year ended         ----                  ----
          December 27, 1997.  With the exception of the information


                                 EXHIBIT INDEX
                        AEROVOX INCORPORATED FORM 10-K
                   (FOR FISCAL YEAR ENDED DECEMBER 27,1997)

                                                                                              Page/SEC
Exhibit Item                                                               Exhibit            Document
------------                                                               -------            --------
          specifically incorporated by reference in Parts I, II and
          IV of this report on Form 10-K, the Annual Report
          Stockholders for the fiscal year ended December 27, 1997
          is not being filed as part of this report.


(21)   Subsidiaries.
       ------------

       Filed Herewith:                                                        ----                ----
       21.1  List of Subsidiaries of the Company.

(23)   Consents of Experts and Counsel.
       -------------------------------

       Filed Herewith:
       23.1  Consent of Coopers & Lybrand L.L.P.                              ----                ----


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