Form 10-Q
period 1998-03-28
AEROVOX INC
filed 1998-05-12
CIK 856164

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 28, l998

                                 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from    to

                           Commission File #0-18018

                             AEROVOX INCORPORATED
            (Exact name of registrant as specified in its charter)

               Delaware                           76-0254329
               --------                           ----------

          (State or other jurisdiction of       (I.R.S.Employer
          incorporation or organization)        Identification No.)


                740 Belleville Avenue, New Bedford, MA    02745
               -------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

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

At March 28, 1998, 5,385,409 shares of registrant's common stock (par value, $1.00) were outstanding.

                                 AEROVOX INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                         Three Months Ended
                                                    --------------------------
                                                    March 28,        March 29,
                                                      1998             l997
                                                    ---------        --------
Net sales                                            $29,528         $32,616
Cost of sales                                         24,301          26,768
                                                    --------         -------

Gross margin                                           5,227           5,848
Selling, general and administrative expenses           4,452           4,430
                                                    --------         -------

Income from operations                                   775           1,418

Other income (expense):
     Interest expense                                   (405)           (484)
     Other income (expense)                               92             (36)
                                                    --------         -------

Income before income taxes                               462             898
Provision for income taxes                               137             385
                                                    --------         -------

Net income                                           $   325         $   513
                                                    ========         =======

Basic earnings per share                             $  0.06         $  0.10
                                                    ========         =======

Diluted earnings per share                           $  0.06         $  0.10
                                                    ========         =======

The accompanying notes are an integral part of the financial statements.

                                 AEROVOX INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                March  28,    December  27,
                                                                  1998           l997
                                                                ----------    -------------
                                       ASSETS
Current assets:
  Cash                                                          $   308         $   693
  Accounts receivable, net                                       17,383          14,249
  Inventories                                                    18,861          18,176
  Prepaid expenses and other current assets                         847             637
                                                                -------         -------
          Total current assets                                   37,399          33,755

Property, plant and equipment, net of accumulated
  depreciation                                                   31,309          32,263
Deferred income taxes                                             5,412           5,385
Other assets                                                        156             156
          Total assets                                          $74,276         $71,559
                                                                =======         =======

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $11,141         $10,351
  Accrued  compensation and related expenses                      2,766           2,887
  Other accrued expenses                                          3,029           3,030
  Current maturities of long-term debt                            1,622           1,909
  Income taxes                                                      468             362
                                                                -------         -------
          Total current liabilities                              19,026          18,539

Deferred income taxes                                             5,468           5,446
Industrial revenue bond                                           1,640           1,750
Long-term debt less current maturities                           17,236          14,973
Reserve for evironmental costs and plant remediation              6,033           6,033
Other liabilities                                                   768           1,052

Stockholders' equity:
  Common stock                                                    5,385           5,384
  Additional paid-in capital                                      1,041           1,037
  Retained earnings                                              17,607          17,282
  Foreign currency translation adjustment                            72              63

          Total stockholders' equity                             24,105          23,766
          Total liabilities and stockholders' equity            $74,276         $71,559
                                                                =======         =======

The accompanying notes are an integral part of the financial statements.

                                 AEROVOX INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in Thousands)
                                  (Unaudited)

                                                        THREE MONTHS ENDED
                                               ---------------------------------
                                                  MARCH 28,         MARCH 29,
                                                    1998              1997
                                                  ---------         ---------
Cash flows from operating activities:
  Net income                                      $   325           $   513
  Adjustments to reconcile net income
   to cash provided by (used in)
   operating activities:

   Depreciation                                     1,173             1,219
   Deferred income taxes                               (8)              (11)
  Changes in operating assets and liabilities:
   Accounts receivable                             (3,107)           (2,856)
   Inventories                                       (698)              461
   Prepaid expenses and other current assets         (193)               (4)
   Accounts payable                                   797             1,797
   Accrued expenses                                   (59)              284
   Reserve for Environmental/Plan Remediation         (54)                0
   Income taxes payable                               102               332
                                                  -------           -------
Net cash provided by (used in) operating
  activities                                       (1,722)            1,735
                                                  -------           -------
Cash flows from investing activities:
  Acquisition of property, plant and equipment       (232)             (883)
  Other                                              (242)             (104)
                                                  -------           -------
Net cash used in investing activities                (474)             (987)
Cash flows from financing activities:
  Proceeds from employee stock purchase
   plan and exercise of stock options                   5                40
  Net borrowings (repayment) under line
   of credit                                        2,544              (186)
  Repayment of long-term debt                        (695)             (931)
                                                  -------           -------
Net cash provided by (used in) financing
  activities                                        1,854            (1,077)
                                                  -------           -------
Effects of exchange rate on cash                      (43)               25
                                                  -------           -------
Increase (decrease) in cash                          (385)             (304)
Cash beginning of period                              693               864
                                                  -------           -------
Cash at end of period                             $   308           $   560
                                                  =======           =======
Supplemental disclosure of cash flow
  information:
  Cash paid during the period for interest        $   400           $   461
                                                  -------           -------
  Cash paid during the period for income
    taxes                                         $    69           $    84
                                                  =======           =======

     The accompanying notes are integral part of the financial statements.

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

(2) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This Statement establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. The Company's comprehensive earnings were as follows:


(In Thousands)                               For the Three Months
                                                 Ended March 28
                                               1998         1997
                                               ----         ----
Net Income                                     $325         $514
Foreign currency translation adjustment           9         (246)
                                               ----         ----
Total comprehensive income                     $334         $268
                                               ====         ====



(3) In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, accounting for the costs of computer software developed or obtained for internal use. The Company does not believe that this pronouncement will have a material impact on its business or results of operations.

(4)  Earnings Per Share (Basic and Diluted)



     Basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted EPS is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding plus potential dilutive common shares under treasury stock method.



                                    MARCH 28, 1998                           MARCH 29, 1997
------------------------------------------------------------------------------------------------------
                              Net        Shares      Per share         Net      Shares      Per share
                            income                     amount        income                   amount
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER
SHARE:
                              $325      5,384,894      $0.06          $514     5,319,898       $0.10
------------------------------------------------------------------------------------------------------
EFFECT OF DILUTIVE
SECURITIES:
------------------------------------------------------------------------------------------------------
Options                                    32,017                                 69,655
------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER
                    ----------------------------------------------------------------------------------
SHARE:                        $325        5,416911     $0.06          $514     5,389,553       $0.10
------------------------------------------------------------------------------------------------------

     Options to purchase 409,875 shares of common stock at prices ranging from $4.500 to $9.625 per share were outstanding at March 28, l998 but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of common shares. Options to purchase 155,000 shares of common stock at prices ranging from $3.00 to $4.00 per share were outstanding at March 28, 1998 and were included in the calculation of dilutive options under the treasury stock method, because the options were dilutive.

     Options to purchase 366,750 shares of common stock at prices ranging from $5.000 to $9.625 per share were outstanding at March 29, 1997 but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of common shares. Options to purchase 210,125 shares of common stock at prices ranging from $3.00 to $5.00 per share were outstanding at March 29, 1997 and were included, in the calculation of dilutive options under the treasury stock method, because they were dilutive.

     NEW ACCOUNTING PRONOUNCEMENTS

     In 1997, the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standard No. 131 Segment Reporting ("SFAS 131") which establishes standards for segment reporting in a full set of general purpose financial statements. Management has not yet evaluated the effects of this change on its reporting of income. The Company will adopt SFAS 131 for its fiscal year ending December 26, 1998.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended March 28, l998 compared to Three Months Ended March 29, l997.

     Net sales for the first quarter of 1998 totaled $29,528,000 compared to $32,616,000 for the first quarter of 1997, a decrease of $3,090,000 or 9.5%. That decrease included an 18% decline in revenues from North American film capacitor product lines except the Company's automated AeroMet II motor run product line. Lower volumes and prices caused by intense competition, and a general reduction in demand and the loss of certain accounts to competition accounted for the decline in the film capacitor business. First quarter 1998 shipments of aluminum electrolytic capacitors from the Company's subsidiary in England increased approximately 11.8% over the same period in 1997. First quarter 1998 shipments from the Company's plant in Juarez, Mexico, were comparable to the same period in 1997.

     Gross margin for the first quarter of 1998 totaled $5,227,000 or 17.7% of net sales compared to $5,848,000 or 17.9% of net sales, for the same period in 1997. Despite lower volumes and prices, gross margin was comparable to the first quarter of 1997, reflecting a reduction of $1,700,000 in manufacturing labor and overhead expenses compared to the same period in 1997.


     Selling, general and administrative expenses for the first quarter of 1998 totaled $4,452,000 or 15.1% of net sales versus $4,431,000 or 13.6% of net sales, for the same period in 1997. The increase is attributable to severance, recruiting costs and charges related to the Millennium project, a company-wide project to convert all management information systems to an integrated system that meets year 2000 requirements.

     Interest expense for the first quarter of 1998 was $405,000, compared to $484,000 in the same period of 1997. The decrease was due to lower borrowings. Other income of $92,000 includes royalty income of $78,000.

     Income before taxes was $462,000 or 1.6% of net sales compared to $898,000 or 2.8% of net sales for the first quarter of 1997. The provision for income taxes for the first quarter of 1998 was $137,000, reflecting the expected use of deferred tax assets to reduce 1998 income taxes, compared to $385,000 in the first quarter of 1997. Net income for the quarter of $325,000 or $0.06 per common share diluted, compared to net income in the first quarter of 1997 of $513,000 or $0.10 per common share - diluted.

LIQUIDITY AND CAPITAL RESOURCES

     Cash at the end of the first quarter of 1998 totaled $308,000 compared to $560,000 at the end of the first quarter of 1997. Working capital totaled $18,373,000 on March 28, l998, and was $24,276,000 at the end of the first
quarter of 1997.   Current ratio of 1.97:1, compared to a
ratio of 2.2:1 at March 29, l997. Expenditures for equipment during the first three months of 1998 were $232,000 compared to $883,000 during the first three months of 1997.

     At the end of the first quarter of 1998, the Company had borrowings of $20,498,000 compared to $24,715,000 at the end of the first quarter of 1997.

     The Company maintains a Revolving Credit Agreement, which as amended provides a credit line of approximately $22 million to the Company, including 4,400,000 British pounds sterling ($7,405,000 at quarter-end exchange rates) line to BHC Aerovox Ltd., the Company's wholly owned subsidiary in England. On March 28, l998, total borrowings outstanding under that Agreement were approximately $15,254,000 compared to approximately $17,008,000 on March 29, l997.

     The Company also has a term line of credit.    This line of $10,000,000,
collateralized by certain equipment, has annual interest rates ranging from 7.36% to 8.18% and maturing at various dates through the year 2002. At March 28, l998, borrowings outstanding under this agreement were $3,171,000 compared to $5,231,000 outstanding at the end of the first quarter of 1997.

     An Industrial Revenue Bond was issued in July 1982 to finance the acquisition of equipment. Principal and interest, at an annual rate of 7.42%, are payable monthly to July 1, 2002. On March 28, 1998 the bond balance outstanding under this agreement was $2,072,000 compared to $2,476,000 on March 29, 1997.


PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

6 (a).  Exhibits:  None
6 (b).  Reports on Form 8-K: None filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AEROVOX INCORPORATED



DATE April 28, l998           BY /S/ JEFFREY A. TEMPLER
                              --------------------------
                              Jeffrey A. Templer
                              Senior Vice President/Finance