Form 10-Q
period 1998-06-27
AEROVOX INC
filed 1998-08-11
CIK 856164

                                 UNITED STATES


                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 27, l998

                                 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to


                           Commission File #0-18018

                             AEROVOX INCORPORATED
            (Exact name of registrant as specified in its charter)



           Delaware                                              76-0254329
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S.Employer
incorporation or organization)                               Identification No.)



               740 Belleville Avenue, New Bedford, MA     02745
               ------------------------------------------------
              (Address of principal executive offices)  (Zip Code)


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

At August 11, 1998, 5,388,290 shares of registrant's common stock (par value, $1.00) were outstanding.

                                  AEROVOX INC
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands, except per share data)
                                  (Unaudited)





                                                       Three Months Ended                   Six Months Ended
                                                 ------------      ------------      ------------      ------------
                                                    June 27,          June 28,          June 27,          June 28,
                                                      1998              1997              1998              1997
                                                 ------------      ------------      ------------      ------------
Net sales                                           $32,228           $34,185           $61,756           $66,801
Cost of sales                                        26,060            28,565            50,361            55,332

Gross profit                                          6,168             5,620            11,395            11,469
Selling, general and administrative expenses          4,476             4,669             8,928             9,100
                                                ------------      ------------      ------------      ------------
Income from operations                                1,692               951             2,467             2,369

Other income (expense):
      Interest expense                                (422)             (491)             (827)             (975)
      Other income (expense)                           (29)               93                63                57
                                                 ------------      ------------      ------------      ------------
Income before income taxes                            1,241               553             1,703             1,451
Provision for income taxes                              493               213               630               598
                                                 ------------      ------------      ------------      ------------
Net income                                          $   748           $   340           $ 1,073           $   853
                                                 ============      ============      ============      ============
Basic and diluted earnings per share                $  0.14           $  0.06           $  0.20           $  0.16
                                                 ============      ============      ============      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED, CONDENSED,
                      CONSOLIDATED FINANCIAL STATEMENTS.

                                 AEROVOX INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)
                                  (Unaudited)


                                                                 June 27,           Dec. 27,
                                                                   1998               l997
                                                               ------------       ------------
                                      ASSETS
Current assets:
  Cash                                                           $ 1,191             $   693
  Accounts receivable, net                                        18,097              14,249
  Inventories:
          Raw materials                                            9,002               8,612
          Work in progress                                         3,788               3,938
          Finished goods                                           5,463               5,626
  Prepaid expenses and other current assets                          374                 637
                                                               ------------       ------------
          Total current assets                                    37,915              33,755

Property, plant and equipment, net of accumulated
  depreciation                                                    30,302              32,263
Deferred income taxes                                              5,412               5,385
Other assets                                                           -                 156
                                                               ------------        ------------
          Total assets                                           $73,629             $71,559
                                                               ============        ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $11,236             $10,351
  Accrued  compensation and related expenses                       3,023               2,887
  Other accrued expenses                                           2,620               3,030
  Current maturities of long-term debt                             1,629               1,909
  Income taxes                                                       860                 362
                                                               ------------       ------------
          Total current liabilities                               19,368              18,539

Deferred income taxes                                              5,457               5,446
Industrial revenue bond                                            1,640               1,750
Long-term debt less current maturities                            15,790              14,973
Reserve for environmental costs and plant remediation              6,033               6,033
Other liabilities                                                    647               1,052

Stockholders' equity:
  Common stock                                                     5,387               5,384
  Additional paid-in capital                                       1,045               1,037
  Retained earnings                                               18,355              17,282
  Foreign currency translation adjustment                            (93)                 63
                                                              ------------        ------------
          Total stockholders' equity                              24,694              23,766
                                                              ------------        ------------
          Total liabilities and stockholders' equity             $73,629             $71,559
                                                              ============        ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED, CONDENSED,
                      CONSOLIDATED FINANCIAL STATEMENTS.

                                 AVEROVOX INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in Thousands)
                                  (Unaudited)

                                                                 SIX MONTHS ENDED
                                                           ----------------------------
                                                             JUNE 27,        JUNE 28,
                                                              1998            1997
                                                           ------------    ------------
Cash flows from operating activities:
  Net income                                                 $  1,073         $    853
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation                                                2,369            2,507
    Deferred income taxes                                          (8)             (11)
  Changes in operating assets and liabilities:
    Accounts receivable                                        (3,897)          (3,542)
    Inventories                                                  (128)           1,535
    Prepaid expenses and other current assets                     266               36
    Accounts payable                                              917            2,136
    Accrued expenses                                             (238)             571
    Income taxes payable                                          494              493
                                                           ------------    ------------
Net cash provided by operating activities                         848            4,578
                                                           ------------    ------------
Cash flows from investing activities:
  Acquisition of property, plant and equipment                   (564)          (1,723)
  Other                                                          (287)             (18)
                                                           ------------    ------------
Net cash used in investing activities                            (851)          (1,741)
                                                           ------------    ------------
Cash flows from financing activities:
  Proceeds from employee stock purchase
   plan and exercise of stock options                              10              239
  Net borrowings (repayment) under line of credit               1,557           (2,321)
  Long term debt borrowings                                         -              946
  Repayment of long-term debt                                  (1,095)          (1,813)
                                                           ------------    ------------
Net cash provided by (used in) financing activities               472           (2,949)
                                                           ------------    ------------
Effects of exchange rate on cash                                   29               10
                                                           ------------    ------------
Increase (decrease) in cash                                       498             (102)
Cash beginning of period                                          693              864
                                                           ------------    ------------
Cash at end of period                                        $  1,191         $    762
                                                           ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED, CONDENSED,
                       CONSOLIDATED FINANCIAL STATEMENTS

                             AEROVOX INCORPORATED
       NOTES TO UNAUDITED, CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     These unaudited, condensed, consolidated financial statements should be read in conjunction with Aerovox Inc.'s ("the Company's") Annual Report on Form 10-K for the fiscal year ended December 27, 1997, and the financial statements and footnotes included therein. In the opinion of management, the accompanying financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the consolidated financial position, results of operation and cash flows of the Company. The year-end balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current presentation.


(2)  EARNINGS PER SHARE (BASIC AND DILUTED)

     The Company computes basic and diluted earnings per share in accordance with Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share", which the Company adopted as of December 27, 1997. Basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted EPS is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding plus potentially dilutive common shares applying the treasury stock method.



                        FOR THE THREE MONTHS                   FOR THE THREE MONTHS
                                ENDED                                  ENDED
                            JUNE 27, 1998                          JUNE 28, 1997
---------------------------------------------------------------------------------------------
                    Net                   Per Share       Net                    Per Share
                  Income      Shares        Amount       Income      Shares       Amount
---------------------------------------------------------------------------------------------
BASIC EARNINGS
PER SHARE         $ 748       5,386,013   $ 0.14         $ 340       5,351,902   $ 0.06
---------------------------------------------------------------------------------------------
EFFECT OF
DILUTIVE
SECURITIES:
---------------------------------------------------------------------------------------------
Options                           4,380                                 50,408
---------------------------------------------------------------------------------------------
DILUTED
EARNINGS PER
SHARE                         5,390,393   $ 0.14                     5,402,309   $ 0.06
---------------------------------------------------------------------------------------------


                         FOR THE SIX MONTHS                    FOR THE SIX MONTHS
                                ENDED                                  ENDED
                            JUNE 27, 1998                          JUNE 28, 1997
---------------------------------------------------------------------------------------------
                    Net                   Per Share       Net                    Per Share
                  Income      Shares        Amount       Income      Shares       Amount
---------------------------------------------------------------------------------------------
BASIC EARNINGS
PER SHARE         $1,073      5,385,468   $ 0.20         $ 853       5,347,251   $ 0.16
---------------------------------------------------------------------------------------------
EFFECT OF
DILUTIVE
SECURITIES:
---------------------------------------------------------------------------------------------
Options                          17,071                                 56,048
---------------------------------------------------------------------------------------------
DILUTED
EARNINGS PER
SHARE                         5,402,539   $ 0.20                     5,403,299   $ 0.16
---------------------------------------------------------------------------------------------

     Options to purchase 702,375 shares of common stock at prices ranging from $3.375 to $9.625 per share were outstanding at June 27, l998 but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of common shares. Options to purchase 109,500 shares of common stock at a price of $3.00 per share were outstanding at June 27, 1998 and were included in the calculation of dilutive options under the treasury stock method, because the options were dilutive.

     Options to purchase 337,250 shares of common stock at prices ranging from $5.00 to $9.625 per share were outstanding at June 28, 1997 but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of common shares. Options to purchase 233,125 shares of common stock at prices ranging from $3.00 to $4.50 per share were outstanding at June 28, 1997 and were included, in the calculation of dilutive options under the treasury stock method, because they were dilutive.


(3)  CHANGES IN ACCOUNTING PRINCIPLES

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


(In Thousands)                           For the Three Months       For the Six Months
                                                Ended                      Ended
                                          June 27,   June 28,       June 27,   June 28,
                                         ---------- ----------     ---------- ----------
                                            1998       1997           1998       1997
                                           ------     ------         ------     ------
Net Income                                $  748     $  340         $ 1,073    $  853
Foreign currency translation adjustment     (165)       134            (156)     (114)
                                         ---------- ----------     ---------- ----------
Total comprehensive income                $  583     $  474         $   917    $  739
                                         ========== ==========     ========== ==========


(4)  NEW ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The statement is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The statement defines which costs of computer software developed or obtained for internal use are capital and which costs are expensed. The Company adopted SOP 98-1 effective January 1, 1998. The adoption of SOP 98-1 does not materially affect the consolidated financial statements.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting

     Standard No. 131 "Segment Reporting" ("SFAS 131") which establishes standards for segment reporting in a full set of general purpose financial statements. Management has not yet evaluated the effects of this change on its reporting of income. The Company will adopt SFAS 131 for its fiscal year ending December 26, 1998.

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133. "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Early adoption is encouraged but it is permitted only as of the beginning of any fiscal quarter that begins after June 1998. The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under the new Statement, the accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

(5)  SUBSEQUENT EVENT

     On July 29, 1998 the Company sold its Power Factor Corrections Systems ("PFC") business to a unit of General Electric Company. The PFC unit manufactured and sold equipment used to enhance the efficient use of power by large industrial plants. The value of assets transferred in connection with the sale was immaterial in relation to total assets.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended June 27, l998 compared to Three Months Ended June 28, l997.

     Net sales for the second quarter of 1998 totaled $32,228,000 compared to $34,185,000 for the second quarter of 1997, a decrease of $1,957,000 or 5.7%. The reduction in revenue for the quarter was a result of lower pricing and reduced volume in North America, as the company selectively eliminated unprofitable product lines and accounts. These reductions were partially offset by improved fixed cost absorption resulting from higher demand from HVAC OEMs, whose business continued to be strong due to the hot weather across the United States.

     Gross profits improved in both dollars and percentage terms. Gross profit for the second quarter of 1998 totaled $6,168,000 or 19.1% of net sales compared to $5,620,000 or 16.4% of net sales, for the same period in 1997. Gross profits improved due to cost control programs within all plants, improved volume in the more profitable lines of business, and the selective reduction of business among less profitable accounts and product lines.

     Selling, general and administrative expenses for the second quarter of 1998 totaled $4,476,000 or 13.9% of net sales versus $4,669,000 or 13.7% of net sales, for the same period in 1997. Continuing costs associated with the conversion to new information systems within the Company's locations were offset by reductions in other spending areas. The new system is operational at the Company's British subsidiary, BHC Aerovox. The North American operations will come on line during the third and fourth quarters of 1998.

     Interest expense for the second quarter of 1998 was $422,000, compared to $491,000 in the same period of 1997. The decrease was due to lower borrowings. Other expenses of $29,000 were mostly due to foreign exchange losses.

     Income before taxes was $1,241,000 or 3.9% of net sales compared to $553,000 or 1.6% of net sales for the second quarter of 1997. The provision for income taxes for the second quarter of 1998 was $493,000, reflecting statutory rates plus adjustments for certain credits, compared to $213,000 in the second quarter of 1997. Net income for the quarter of $748,000 or $0.14 per common share diluted, compared to net income in the second quarter of 1997 of $340,000 or $0.06 per common share - diluted.

LIQUIDITY AND CAPITAL RESOURCES

     Cash at the end of the second quarter of 1998 totaled $1,191,000 compared to $693,000 as of December 27, 1997. Working capital totaled $18,547,000 on June 27, l998, and was $15,216,000 at

December 27, 1997. Current ratio of 1.96:1, compared to a ratio of 1.8:1 at December 27, l997. Expenditures for equipment during the first six months of 1998 were $564,000 compared to $1,723,000 during the first six months of 1997.

     At the end of the second quarter of 1998, the Company had borrowings of $19,059,000 compared to $18,632,000 at December 27, 1997.

     The Company maintains a Revolving Credit Agreement, which as amended provides a credit line of approximately $22 million to the Company, including 4,400,000 British pounds sterling ($3,718,700 at quarter-end exchange rates) line to BHC Aerovox Ltd., the Company's wholly owned subsidiary in England. On June 27, l998, total borrowings outstanding under that Agreement were approximately $14,215,000 compared to approximately $12,693,000 on December 27, l997. At June 27, 1998, the Company was in violation of a financial covenant for which it received a waiver from the lender.

     The Company also has a term line of credit.    This line of $10,000,000,
collateralized by certain equipment, has annual interest rates ranging from 7.57% to 8.5% and matures at various dates through the year 2002. At June 27, l998, borrowings outstanding under this agreement were $2,874,000 compared to $3,764,000 outstanding at the end of December 27, 1997.

     An Industrial Revenue Bond was issued in July 1982 to finance the acquisition of equipment. Principal and interest, at an annual rate of 7.42%, are payable monthly to July 1, 2002. On June 27, 1998 the bond balance outstanding under this agreement was $1,970,000 compared to $2,175,000 on December 27, 1997.

     On July 29, 1998 the Company sold its Power Factor Corrections Systems ("PFC") business to a unit of General Electric Company. The PFC unit manufactured and sold equipment used to enhance the efficient use of power by large industrial plants.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

6 (a).   The Company's Annual Meeting of Stockholders was held on Monday, May
11, 1998, in Boston, MA. Proxies for the meeting were solicited pursuant to Regulation 14A.

6 (b). There was no solicitation in opposition to the nominees listed in the proxy statement and all such nominees were elected.

6 (c). At the Annual Meeting of Stockholders, the following two Class III Directors were elected to serve until the Annual Meeting in the year 2001. The total vote for each nominee follows:

                             Total Vote for Each   Total vote Withheld from each
                                   Director                   Director
John F. Brennan                    4,432,140                670,791
Dennis Horowitz                    4,438,368                664,563


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

6 (a).   Exhibits:  None

6 (b).  Reports on Form 8-K: None filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AEROVOX INCORPORATED


DATE  August 11, l998         BY /S/ JEFFREY A. TEMPLER
                              --------------------------
                              Jeffrey A. Templer
                              Senior Vice President/Finance