Form 10-Q
period 1998-09-26
AEROVOX INC
filed 1998-11-10
CIK 856164

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 26, 1998

                                 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to

                           Commission File #0-18018

                             AEROVOX INCORPORATED
            (Exact name of registrant as specified in its charter)



            Delaware                                    76-0254329
            --------                                    ----------
(State or other jurisdiction of                      (I.R.S.Employer
incorporation or organization)                     Identification No.)



                740 Belleville Avenue, New Bedford, MA    02745
                -----------------------------------------------
               (Address of principal executive offices)  (Zip Code)


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

                                                            Yes  X  No___
                                                                ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

At November 10, 1998, 5,390,505 shares of registrant's common stock (par value, $1.00) were outstanding.

                             AEROVOX INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                             Three Months Ended                  Nine Months Ended
                                                             ------------------                  -----------------
                                                          Sept. 26,        Sept. 27,        Sept. 26,        Sept. 27,
                                                             1998            1997             1998              1997
                                                          ---------        ---------        ---------        ---------

Net sales                                                 $  27,384        $  26,126        $  89,140        $  92,927
Cost of sales                                                22,846           23,583           73,207           78,915
                                                          ---------        ---------        ---------        ---------

Gross profit                                                  4,538            2,543           15,933           14,012
Selling, general and administrative expenses                  4,437            3,643           13,515           12,743
                                                          ---------        ---------        ---------        ---------

Income (loss) from operations                                   101           (1,100)           2,418            1,269

Other income (expense):
      Gain on sale of business unit                             949              -                949              -
      Interest expense                                         (358)            (432)          (1,185)          (1,407)
      Other income                                              136               63              349              120
                                                          ---------        ---------        ---------        ---------

Income (loss) before income taxes                               828           (1,469)           2,531              (18)
Provision for income taxes                                      278             (631)             908              (33)
                                                          ---------        ---------        ---------        ---------

Net income (loss)                                         $     550        $    (838)       $   1,623        $      15
                                                          =========        =========        =========        =========

Basic earnings (loss) per share                           $    0.10        $   (0.16)       $    0.30        $    0.00
                                                          =========        =========        =========        =========

Diluted earnings (loss) per share                         $    0.10        $   (0.16)       $    0.30        $    0.00
                                                          =========        =========        =========        =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED, CONDENSED,
                      CONSOLIDATED FINANCIAL STATEMENTS.

                        AEROVOX INCORPORATED
               CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands)
                            (Unaudited)

                                                           Sept. 26,        Dec. 27,
                                                             1998            1997
                                                           ---------       ---------
                              ASSETS
Current assets:
  Cash                                                     $     625        $    693
  Accounts receivable, net                                    15,484          14,249
  Inventories:
     Raw materials                                             9,947           8,612
     Work in progress                                          2,864           3,938
     Finished goods                                            5,795           5,626
  Prepaid expenses and other current assets                    1,190             637
                                                           ---------       ---------
     Total current assets                                     35,905          33,755

Property, plant and equipment, net                            29,684          32,263
Deferred income taxes                                          5,412           5,385
Other assets                                                       -             156
                                                           ---------       ---------
          Total assets                                     $  71,001       $  71,559
                                                           =========       =========

             LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
  Accounts payable                                         $   9,403       $  10,351
  Accrued compensation and related expenses                    3,292           2,887
  Other accrued expenses                                       3,380           3,030
  Current maturities of long-term debt                         1,645           1,909
  Income taxes                                                 1,158             362
                                                           ---------       ---------
          Total current liabilities                           18,878          18,539

Deferred income taxes                                          5,474           5,446
Industrial revenue bond                                        1,458           1,750
Long-term debt less current maturities                        13,189          14,973
Reserve for environmental costs and plant remediation          6,033           6,033
Other liabilities                                                670           1,052

Stockholders' equity:
  Common stock                                                 5,387           5,384
  Additional paid-in capital                                   1,045           1,037
  Retained earnings                                           18,905          17,282
  Foreign currency translation adjustments                       (38)             63
                                                           ---------       ---------
          Total stockholders' equity                          25,299          23,766
                                                           ---------       ---------
          Total liabilities and stockholders' equity       $  71,001       $  71,559
                                                           =========       =========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED, CONDENSED,
                      CONSOLIDATED FINANCIAL STATEMENTS.

                             AEROVOX INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                               Nine Months Ended
                                                           -------------------------
                                                           Sept. 26,       Sept. 27,
                                                             1998            1997
                                                           ---------       ---------
Cash flows from operating activities:
Net income                                                 $   1,623       $      15
Adjustments to reconcile net income to cash
       provided by operating activities:
       Gain on sale of business unit                            (949)            -
       Depreciation and amortization                           3,471           3,705
       Deferred income taxes                                     -               (11)
    Changes in operating assets and liabilities:
       Accounts receivable                                    (1,519)            750
       Inventories                                              (516)          2,336
       Prepaid expenses and other current assets                (538)             95
       Accounts payable                                         (941)          1,031
       Accrued expenses                                          202             457
       Income taxes payable                                      783            (149)
                                                           ---------       ---------
Net cash provided by operating activities                      1,616           8,229
                                                           ---------       ---------

Cash flows from investing activities:
    Proceeds from sale of business unit                        2,000             -
    Acquisition of property, plant and equipment                (941)         (2,000)
    Other                                                       (252)           (122)
                                                           ---------       ---------
Net cash used in investing activities                            807          (2,122)
                                                           ---------       ---------

Cash flows from financing activities:
    Proceeds from employee stock purchase
      plan and exercise of stock options                          10             247
    Net repayments under line of credit                         (826)         (4,945)
    Long-term debt borrowings                                    -               946
    Repayment of long-term debt                               (1,545)         (2,816)
                                                           ---------       ---------
Net cash used in financing activities                         (2,361)         (6,568)
                                                           ---------       ---------
Effects of exchange rate on cash                                (130)             39
                                                           ---------       ---------
Decrease in cash                                                 (68)           (422)
Cash at beginning of year                                        693             864
                                                           ---------       ---------
Cash at end of period                                      $     625       $     442
                                                           =========       =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED, CONDENSED,
                      CONSOLIDATED FINANCIAL STATEMENTS.

                             AEROVOX INCORPORATED
       NOTES TO UNAUDITED, CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS



(1)  BASIS OF PRESENTATION

     These unaudited, condensed, consolidated financial statements should be read in conjunction with Aerovox Inc.'s ("the Company") Annual Report on Form 10-K for the fiscal year ended December 27, 1997, and the financial statements and footnotes included therein. In the opinion of management, the accompanying financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the consolidated financial position, results of operation and cash flows of the Company. The December 27, 1997 balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current presentation.

     The Company has revised its fiscal calendar for 1998 and 1999. Fiscal 1998 will have 53 weeks, and will end on January 2, 1999. Fiscal 1999 will consist of 52 weeks, and will end on January 1, 2000.

(2)  EARNINGS PER SHARE (BASIC AND DILUTED)

     The Company computes basic and diluted earnings per share in accordance with Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share", which the Company adopted as of December 27, 1997. Basic earnings per share is computed by dividing income (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted earnings per share is computed by dividing income (the numerator) by the weighted-average number of common shares outstanding plus potentially dilutive common shares applying the treasury stock method (the denominator).



--------------------------------------------------------------------------------------------------------
                                    FOR THE THREE MONTHS ENDED           FOR THE THREE MONTHS ENDED
                                        SEPTEMBER 26, 1998                   SEPTEMBER 27, 1997
--------------------------------------------------------------------------------------------------------
                               Net income    Shares    Per share     Net income    Shares      Per share
                                                        amount         (loss)                    amount
--------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE       $      550   5,388,235   $ 0.10       $    (838)  5,380,589     $   (0.16)
--------------------------------------------------------------------------------------------------------
EFFECT OF DILUTIVE SECURITIES:
Options                                         7,247                                    0
--------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                  5,395,482   $ 0.10                   5,380,589        $(0.16)
---------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
                                    FOR THE NINE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                        SEPTEMBER 26, 1998                   SEPTEMBER 27, 1997
--------------------------------------------------------------------------------------------------------
                               Net income    Shares    Per share     Net income    Shares      Per share
                                                        amount                                  amount
--------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE       $    1,623   5,386,721   $ 0.30       $      15    5,351,189     $  0.00
--------------------------------------------------------------------------------------------------------
EFFECT OF DILUTIVE SECURITIES:
Options                                        15,009                                72,626
--------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                  5,401,730   $ 0.30                    5,423,815      $ 0.00
--------------------------------------------------------------------------------------------------------



     Options to purchase 686,375 shares of common stock at prices ranging from $3.375 to $9.625 per share and 443,375 shares at prices ranging from $3.625 to $9.625 per share were outstanding at September 26, 1998 but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of common shares during the three months and nine months ended September 26, 1998, respectively. Options to purchase 92,500 shares of common stock at the price of $3.00 and 335,500 shares at prices ranging from $3.00 to $3.50 per share were outstanding at September 26, 1998 and were included in the calculation of dilutive options under the treasury stock method because they had a dilutive effect on earnings per share for the three months and nine months ended September 26, 1998, respectively.

     Options to purchase 299,250 shares of common stock at prices ranging from $6.00 to $9.625 per share were outstanding at September 27, 1997 but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of common shares. Options to purchase 276,625 shares of common stock at prices ranging from $3.00 to $5.00 per share were outstanding at September 27, 1997 and were included in the calculation of dilutive options under the treasury stock method because they had a dilutive effect on earnings per share for the three months and nine months ended September 27, 1997, respectively.


(3)  COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. The Company's comprehensive earnings were as follows:



(In thousands)                                    For the Three Months Ended     For the Nine Months Ended
                                                  Sept. 26,        Sept. 27,     Sept. 26,        Sept. 27,
                                                    1998             1997          1998             1997
                                                  ---------        ---------     ---------        ---------
Net income (loss)                                 $     550        $    (838)    $   1,623        $      15

Foreign currency translation adjustments                 55             (222)         (101)            (336)
                                                  ---------        ---------     ---------        ---------

Total comprehensive income (loss)                      $605        $  (1,060)    $   1,522        $    (321)
                                                  =========        =========     =========        =========


(4)  NEW ACCOUNTING PRONOUNCEMENTS

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Early adoption is encouraged but it is permitted only as of the beginning of any fiscal quarter that begins after June 1998. The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under the new Statement, the accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS 133 for its fiscal year beginning January 2, 2000. Management estimates that the effect of adopting SFAS 133 would not be material to the consolidated financial statements.

(5)  SALE OF BUSINESS UNIT

     On July 29, 1998, the Company sold its Power Factor Correction ("PFC") Systems business to a unit of General Electric Company. The PFC unit manufactured and sold equipment used to enhance the efficient use of power by large industrial plants. Proceeds from the sale were $2,000,000; the value of assets transferred in connection with the sale was immaterial in relation to total assets. Included in income for the third quarter was a gain of $949,000 on the sale of the business. Excluding this gain, the Company sustained a loss before taxes of $121,000.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Three Months Ended September 26, 1998 compared to Three Months Ended September 27, 1997.

Net sales for the third quarter of 1998 totaled $27,384,000 compared to $26,126,000 for the third quarter of 1997, an increase of $1,258,000 or 4.8%. The increase in revenue for the quarter was the result of continued strong demand from HVAC OEMs, who were reacting to the hot summer across the United States. The increase was partially offset by reductions in sales resulting from the elimination of unprofitable product lines and accounts.

Gross profit for the third quarter of 1998 totaled $4,538,000 or 16.6% of net sales compared to $2,543,000 or 9.7% of net sales, for the same period in 1997. Gross margins improved due to cost reduction programs implemented earlier in the year, improved volume in the more profitable lines of business, and the intentional discontinuance of business among less profitable product lines and accounts.

Selling, general and administrative expenses for the third quarter of 1998 totaled $4,437,000 or 16.2% of net sales versus $3,643,000 or 13.9% of net sales, for the same period in 1997. Continuing costs associated with the conversion to new information systems and increases in salaries and other consulting expenses were responsible for the increase.

Interest expense for the third quarter of 1998 was $358,000, compared to $432,000 in the third quarter of 1997. The decrease was due to lower borrowings. Other income in the third quarter of 1998 included a gain of $949,000 on the sale of the Company's Power Factor Correction business unit (See
Note 5). The remaining portion of other income resulted primarily from royalty income and foreign exchange gains.

Income before taxes was $828,000 or 3.0% of net sales compared to a loss of $1,469,000 or (5.6%) of net sales for the third quarter of 1997. The provision for income taxes for the third quarter of 1998 was $278,000, reflecting statutory rates plus adjustments for certain credits, compared to an income tax benefit of $631,000 for the third quarter of 1997. Net income for the quarter was $550,000 or $0.10 per common share--diluted, compared to a net loss in the third quarter of 1997 of $838,000 or ($0.16) per common share diluted.


LIQUIDITY AND CAPITAL RESOURCES

Cash at the end of the third quarter of 1998 totaled $625,000 compared to $693,000 as of December 27, 1997. Working capital totaled $17,027,000 on
September 26, 1998, and was $15,216,000 at December 27, 1997.   The current
ratio was 1.9:1 at the end of the third quarter, compared to a ratio of 1.8:1 at December 27, 1997. Expenditures for equipment during the first nine months of 1998 were $664,000 compared to $2,000,000 during the first nine months of 1997.

At the end of the third quarter of 1998, the Company had borrowings of $16,292,000 compared to $18,632,000 at December 27, 1997.

The Company maintains a Revolving Credit Agreement, which as amended provides a credit line of approximately $22 million to the Company, including 4,400,000 British pounds sterling ($7,464,000 at quarter-end exchange rates) line to BHC Aerovox Ltd., the Company's wholly owned subsidiary in England. On September 26, 1998, total borrowings outstanding under that agreement were approximately $11,848,000 compared to approximately $12,693,000 on December 27, 1997 with interest rates ranging from 7.55% to 9.44%. At September 26, 1998, the Company was in compliance with all financial covenants specified in the agreement.

The Company also has a term line of credit. This line of $10,000,000, collateralized by certain equipment, has annual interest rates ranging from 7.5% to 7.89% and matures at various dates through the year 2002. At September 26, 1998, borrowings outstanding under this agreement were $2,576,000 compared to $3,764,000 outstanding at the end of December 27, 1997. At September 26, 1998, the Company was in compliance with all financial covenants specified in the agreement.

An Industrial Revenue Bond was issued in July 1982 to finance the acquisition of equipment. Principal and interest, at an annual rate of 7.42%, are payable monthly to July 1, 2002. On September 26, 1998 the bond balance outstanding under this agreement was $1,868,000 compared to $2,175,000 on December 27, 1997.

On July 29, 1998, the Company sold its Power Factor Correction Systems ("PFC") business to a unit of General Electric Company. The PFC business manufactured and sold equipment used to enhance the efficient use of power by large industrial plants. A gain on the sale of $949,000 was recorded in the third quarter of 1998.


OTHER MATTERS

YEAR 2000 ISSUE

Many currently installed computer systems, software products and other equipment utilizing microprocessors are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. This is commonly referred to as the "Year 2000 issue".

The Company has commenced a program to identify, remediate, test and develop contingency plans for the Year 2000 issue and, at the same time, implement a state-of-the-art enterprise resource planning (ERP) system (the "Millennium Project"), to be substantially completed by the fourth quarter of 1999. Regarding the Year 2000 issue, the Millennium Project is focused on two major objectives: (1) the software and systems used in the Company's internal business; and (2) the software and systems of the Company's customers and third party suppliers. The Company's products have no date-oriented functionality and, therefore, pose no risks to our customers with respect to the Year 2000 issue.

The new ERP system is now operational in two of the Company's four North American plants, as well as in its British subsidiary, BHC Aerovox Ltd. The remaining two plants in North America will implement the system during the first quarter of 1999.

The Company expects to spend approximately $1,000,000 on the Millennium Project during 1998 and is approximately 85% complete with the project tasks. Substantially all of these expenditures are related to the implementation of the above mentioned ERP system. In addition to addressing the Year 2000 issue, this system is expected to eventually improve operating efficiencies, customer service levels, and product costing data. It is therefore impossible to distinguish how much of the cost of implementation can be attributed to the Year 2000 issue versus the cost of implementing a more up-to-date and functional information system.

Satisfactorily addressing the Year 2000 issue is dependent on many factors, some of which are not completely within the Company's control. Should the Company's internal systems or the internal systems of one or more significant suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.


ENVIRONMENTAL

As a result of the identification of PCB contamination in the New Bedford plant, operations in that facility will have to be relocated, the existing facility razed, and all contaminated building materials disposed of in a legally compliant manner. A reserve of $7,233,000 was established as of December 27, 1997 to cover the cost of the remediation and related legal and engineering costs. The Company spent $381,000 during the nine months ended September 26, 1998, primarily for legal and relocation consulting expenses.


SAFE HARBOR STATEMENT

This form 10Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include expectations regarding the Company's expenditures and improved operations resulting from the Millennium Project. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Such risks include, but are not limited to, delays in the Company's state of readiness resulting from unforeseen events and the preparedness of its vendors, suppliers, and/or customers.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

6 (a).  Exhibits:  None
6 (b).  Reports on Form 8-K: None filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AEROVOX INCORPORATED


DATE  November 10, 1998       BY /S/ JEFFREY A. TEMPLER
                              --------------------------
                              Jeffrey A. Templer
                              Senior Vice President/Finance