Form 10-K405
period 1999-01-02
AEROVOX INC
filed 1999-04-01
CIK 856164

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 2, 1999
                         COMMISSION FILE nO.: 0-18018

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

                 740 BELLEVILLE AVENUE, NEW BEDFORD, MA 02745
                 --------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

Shares Outstanding of the Registrant's Common Stock at March 15, 1999: 5,394,036 Aggregate market value of voting stock held by non-affiliates of the registrant at March 15, 1999: $11,462,326.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. Yes X No__
                                           ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended January 2, 1999 are incorporated by reference into Parts I, II and IV hereof. Portions of the Registrant's definitive Proxy Statement for use at the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

An index to exhibits filed with this Report on Form 10-K appears at pages 20 through 24 hereof.

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

     On March 5, 1993, Aerovox purchased all the stock of Aero M, Inc., an aluminum electrolytic capacitor manufacturer, from Cooper Industries and subsequently merged that company into Aerovox Incorporated. On March 11, 1993, Aerovox purchased certain assets of British aluminum electrolytic capacitor manufacturer, BH Components Ltd., and formed a new company, BHC Aerovox Ltd. which is located in Weymouth, England.

     In August 1998, the Company sold its Power Factor Correction business unit to a division of General Electric. The remaining product lines are manufactured in the Company's three North American capacitor plants - one in New Bedford, Massachusetts and two in Juarez, Mexico, and at its subsidiary, BHC Aerovox, in Weymouth, England. A principal component, aluminum foil for electrolytic capacitors, is produced in the Aerovox plant in Huntsville, Alabama.

PRODUCT DESCRIPTION

     Aerovox is a leading manufacturer of electrostatic (film and paper) and aluminum electrolytic capacitors, sold worldwide, principally to original equipment manufacturers (OEMs) for use as components in electrical and electronic products.

     Capacitors are basic electrical components that store electrical energy and regulate the frequency, timing and condition of electrical signals. They are used to release predetermined amounts of energy and assist in running an electrical device, to send predetermined amounts of energy to start an electrical device, or to store energy for releases at unscheduled future times. A principal functional element of every capacitor is its dielectric (nonconductive) material, which functions as an insulator separating two electrically charged plates (electrodes). Dielectric systems can be made using a variety of materials, such as air, ceramic, tantalum oxide, aluminum oxide, polypropylene film and paper. The capacitors manufactured by the Company generally use film, paper and aluminum oxide as the dielectric material.

MARKETS AND APPLICATIONS

MARKETS                APPLICATIONS                             AEROVOX PRODUCTS
==================================================================================================
MOTORS                 Compressors, air conditioners, pumps,    AC Oil Capacitors
                       refrigeration, laundry equipment,        AC Dry Capacitors
                       garage door openers, hospital beds       Aluminum Electrolytic Capacitors
--------------------------------------------------------------------------------------------------
LIGHTING               Electromagnetic and electronic            AC Oil Capacitors
                       ballasts for fluorescent and high         AC Dry Capacitors
                       intensity discharge (HID) fixtures,       DC Film Capacitors
                       and strobe lights                         Aluminum Electrolytic Capacitors
--------------------------------------------------------------------------------------------------
POWER ELECTRONICS      Variable speed drives,                    DC Film Capacitors
                       uninterruptible power supplies (UPS),     AC Oil Capacitors
                       power supplies, transportation,           AC Dry Capacitors
                       welders, motor speed controllers,         Aluminum Electrolytic Capacitors
                       telecommunications equipment,
                       audio/visual equipment, battery
                       chargers
--------------------------------------------------------------------------------------------------
SPECIALTY              Microwave ovens, medical equipment        Microwave Oven Capacitors
                       (defibrillator, X-ray equipment),         Custom and Pulse Power Capacitors
                       industrial equipment, government and      High Voltage Capacitors
                       university research, power factor         Power Factor Correction Capacitors
                       control systems
--------------------------------------------------------------------------------------------------
EMI/RFI FILTERS        Power supplies, industrial equipment,     Custom and General Purposes EMI/RFI
                       computer and telecommunications           Filters
                       equipment and appliances
--------------------------------------------------------------------------------------------------

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

EMI /RFI Filters

     Also organized as an integrated business within the Company is the EMI Filters Business Unit. EMI filters protect electronic equipment from electrical interference ("noise") coming from the power source and suppress high frequency interference that would otherwise be transmitted out of the equipment along the power cord. They can also be used to suppress high frequency and unintentional noise generated in electronic and electromechanical equipment. Applications for EMI filters include computer and computer peripheral equipment, telecommunications and variable speed drives. They are also used in sensitive electronic test and medical equipment. The Company's EMI filter product lines are assembled in Juarez, Mexico.

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

     Offshore competition has not been a major factor in this market because normally the weight of a typical AC capacitor in relation to its cost makes shipment to the United States uneconomical for overseas suppliers. However, Far East manufacturers are beginning to make inroads into the U.S. markets, and passage in Congress in early 1997 of the Information Technology Agreement (ITA) is expected to increase Far East competition, in particular. (The ITA eliminates tariffs on capacitors coming into the United States in four equal steps; beginning in July 1997, the staged elimination will be completed by July 2000.) The principal competitive factors in the industry include product quality and reliability, competitive prices, on-time delivery, customer service, the ability to meet rigid customer specifications, currency fluctuations, and the ability to add value to the customer's product.

     The North American business of Aerovox is not a major supplier of general purpose AC capacitors in either Europe or Asia and faces strong competition from locally based manufacturers in those markets. However, Aerovox has successfully marketed energy discharge capacitors for specialized applications in Europe and in the Korean market.

     A significant number of DC film capacitor manufacturers, both domestic and international, serve the North American market, including Vishay and Matsushita, both of which are larger and have more resources than Aerovox. Accordingly, Aerovox faces stiff competition, and enjoys only a minor share of this market. The competitive factors are primarily quality, delivery and pricing.

Aluminum Electrolytic Capacitors

     In the North American AC motor-start capacitor market, Aerovox has three major competitors - North American Philips, North American Capacitor Company
(NACC) and Compania General de Electronica (CGE) in Mexico. Offshore competition has not been a factor in this market, but this situation may change with the tariff elimination resulting from passage of the ITA. The principal competitive factors in the industry are pricing, delivery, quality and customer service.

     The large can computer grade DC electrolytic capacitor market is dominated by Cornell Dubilier Electronics, North American Philips, and United Chemi-Con. This marketplace has minimal standardization and is considered application-specific, normally requiring design-in and qualification testing by its customers.

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

     Most recently, the Company has embarked on a program to significantly improve operating efficiency. In all its plants, goals to improve on-time delivery performance, to reduce cycle times, and to reduce inventory investment have been established, and information systems, materials acquisition and flows, and production have been re-designed to meet these goals. Continuous flow pull-through techniques, with emphasis on speed and waste elimination, are replacing inflexible large-quantity batch production on the factory floor.

     In December 1992, the Company formed a maquiladora in Juarez, Mexico for the assembly of high labor content AC capacitor products and EMI filters. Both oil-filled and dry AC and DC film capacitors are now assembled in this plant (referred to as Plant II by the Company) in addition to EMI filters.

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

PRODUCTS AND MARKETS

     BHC Aerovox is a major supplier of AC motor-start capacitors to the European market, serving the fractional horsepower motor and the compressor markets. Additionally, BHC Aerovox supplies high-voltage DC capacitors to all the major European motor drives manufacturers. Other applications for their products include uninterruptible power supplies, telecommunication power supplies, traction units for trains, audio/visual equipment, welding equipment and other general industrial electronics applications. A third product line, begun in 1996, is electrostatic paper/foil capacitors for microwave ovens.

COMPETITION

     There is keen competition from a number of European and Far Eastern suppliers for all of the aluminum electrolytic products made by BHC Aerovox. Among the more significant competitors are Siemens and Evox-Rifa. In each of the main countries, there is at least one local supplier. BHC Aerovox has increased its market share by offering technical backup to support a range of high quality, technically advanced products at value prices.

     There is only one European competitor for microwave capacitors (in Italy). The main competitors are in Korea. Competitive factors are mainly due to pricing.

     BHC's business is subject to influence by foreign currency exchange rates. The principal raw material is purchased in US dollars from the parent company and approximately 60% of all sales are outside the United Kingdom, primarily into Europe and are typically priced in the local currency.

Introduction of the European Currency Unit ("Euro") is not expected to adversely affect the financial results of BHC Aerovox.

MANUFACTURING

     BHC Aerovox purchases etched aluminum foil from three sources, including the Aerovox foil operation in Huntsville. The etched foil is processed to form a dielectric (aluminum oxide) layer according to the voltage requirements. This processed foil is slit to the required width, wound with specially selected tissue, impregnated with an electrolyte fluid and then assembled into containers. A large part of the production is for non-standard parts, custom designed to meet the specific customer applications. In 1998, BHC Aerovox began a program of significant investment to upgrade and automate its capacitor assembly operations.

     BHC's microwave production is based on the proven technology from Aerovox USA and incorporates relatively new product lines.

GENERAL

SALES AND DISTRIBUTION

     Aerovox sells its products worldwide to over 1,000 customers, primarily original equipment manufacturers ("OEMs"), who purchase capacitors and other products manufactured by the Company for use as components in the products they manufacture. No one customer, in 1998, accounted for 10% or more of the net sales of the Company. In 1998, approximately 41% of the Company's net sales were to its ten largest customers and 89% were made to its 100 largest customers. The Company expects that sales to these customers will continue to represent a significant portion of its total sales.

     Sales to customers outside the U.S., primarily from BHC Aerovox Ltd., the Company's United Kingdom subsidiary, represented approximately 23% of total sales in 1998.

     The Company markets its products directly to domestic OEMs and through a network of independent manufacturers' sales representative organizations which collectively employ over 150 sales people, and in the case of certain large customers, directly through its own sales force. In England and Europe, the Company also sells directly to OEMs and through independent manufacturers' representatives. In addition, independent sales organizations represent the Company in the Far East, Japan, Australia, Mexico, the Middle East and South America. A smaller portion of the Company's sales are through distributors. The Company continually reviews the performance of its independent representatives, and from time to time, makes changes in its relationships with them.

     The Company's sales are slightly seasonal and are affected by the buying cycles of the various industries it serves. Approximately 75% of the net sales are produced under agreements negotiated on an annual basis, usually during the latter part of the year. The Company sells approximately 95% of its products on a manufactured-to-order basis. If an order is canceled, the Company bills the customer for materials and labor expended on the order prior to cancellation. Increasingly, customers require that the Company maintain stock of finished capacitors for them, either at Aerovox plants or at the customer's designated location. This trend has resulted in an increase in the Company's investment in finished goods inventory.

     A critical element to the Company's strategy is its emphasis on customer service. The Company maintains continual, multilevel contacts with many customers and places a high priority on meeting each customer's requirements in a timely manner.

BACKLOG

     Aerovox's total backlog represents approximately 6.5 weeks of production. The Company's manufacturing lead times vary from one to six weeks depending on the product type, although some filter products and special larger pulse power products that must be built specifically to order may require longer lead times. The Company books orders, for purposes of calculating backlog, when a firm delivery date that is no more than twelve months out is scheduled. The trend of major OEM customers to demand shipments from stock, as noted above, reduces the order backlog and short-term visibility of demand. The total active backlog was $13.9 million at February 27, 1999, and $19.0 million at February 21, 1998. The Company expects to fill all backlog orders scheduled for 1999 delivery.

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

     Technical exchanges between the Company's operations have resulted in the development of additional new products and processes, a trend the Company is fostering.

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

     The Company adheres to worldwide quality standards in all its operations. Its North American manufacturing facilities in New Bedford, Massachusetts and Juarez, Mexico have achieved International Standards Organization (ISO) 9002 certification. BHC Aerovox Ltd. has been ISO 9001 certified for several years.

MANAGEMENT INFORMATION AND CONTROL SYSTEMS

     The Company has substantially completed a company-wide project to convert all management information and control systems to an integrated and uniform system that is compliant with year 2000 computing requirements. In addition to meeting compliance requirements, the Company expects to gain the benefit of better, more consistent and more timely information. BHC Aerovox Ltd. successfully converted to the new system in January 1998. North American headquarters, and the New Bedford and Juarez II plants converted during the third quarter of 1998. The remaining two plants will complete their conversion in mid-1999.

RAW MATERIALS

     The Company purchases raw materials from a number of regional, national and international suppliers. All of these raw materials are available from a variety of suppliers with whom the Company has had long-term relationships. The Company purchases its plain and metallized polypropylene from several sources in Europe and Asia and three sources in the United States. There are several Company-approved suppliers for metallized polyester, two in the United States and two in Europe. A number of sources are approved to provide aluminum foil for the Company's electrolytic products - three in the United States, two in Europe, and two in Asia.

PATENTS, LICENSES AND TRADEMARKS

     The Company's most important intellectual property is its capacitor manufacturing processes which have been developed over a period of many years. Aerovox has approximately twelve active patents and one pending patent.

     Aerovox licenses some of its product technology and process know-how to Lumisistemas in Mexico. An agreement renewing the license was signed by both companies in September 1996. The Company has also granted a license to American Radionic to make, use, import, sell, and/or offer for sale a certain capacitor patented by Aerovox

     The Aerovox trademark is registered or registration is pending in 22 countries in Europe, North and South America, the Far East, the Middle East and Australia. This trademark has been in force since 1976. In addition, the Company holds or has pending, thirteen other United States registered trademarks, some of which are registered in other countries. The duration of Aerovox's product trademark registrations range from one year to fifty-nine years. The Company believes that its trademark status helps to maintain the proprietary nature of its products.



EMPLOYEES

     As of February 27, 1999, Aerovox had 1,428 employees worldwide. An aggregate of 297 employees hold salaried management, supervisory, sales and clerical positions and 1,131 hourly employees are engaged in production and related activities. Unions represent 2.5% of the employees. None of the Company's production departments are unionized. Approximately 290 employees have been with their respective Aerovox company for ten years or more.

     Aerovox considers its employee relations to be good. There have been no labor stoppages in recent years, and union contracts have been renegotiated
without difficulty.   In New Bedford, a three-year agreement with the
International Union of Operating Engineers is set to expire in April 2001, and a three-year contract with the International Brotherhood of Electrical Workers will also expire in April 2001.

ENVIRONMENTAL COMPLIANCE

     The Company has made substantial capital expenditures on environmental controls and compliance at its facilities. See, "Environmental Matters - Environmental Compliance" below.

ITEM 2.  PROPERTIES

---------------------------------------------------------------------------------------------
PROPERTY                                       Sq. Feet    Owned/Leased        Year Lease
                                                                                 Expires
---------------------------------------------------------------------------------------------
New Bedford, MA                                 435,000        Owned                -
---------------------------------------------------------------------------------------------

Huntsville, AL                                   85,000        Owned                -
---------------------------------------------------------------------------------------------

Juarez, Mexico                                   45,000        Leased              1999
---------------------------------------------------------------------------------------------

Juarez, Mexico                                  100,000        Leased              2003
---------------------------------------------------------------------------------------------

Weymouth, England                                35,000        Leased              2008
---------------------------------------------------------------------------------------------

Weymouth, England                                37,000        Owned                -
---------------------------------------------------------------------------------------------

     Prior to 1997, the Company invested in automation and equipment necessary to increase production capability (primarily for the metallized polypropylene product line) in New Bedford. In Weymouth, England, a 27,000 square foot building to facilitate expanded aluminum electrolytic capacitor and microwave oven capacitor production was completed in 1995 and $1.4 million was spent on new production equipment at that plant in 1998. During 1997 and 1998, capital spending at the Company's North American plants has been limited to maintenance, environmental and cost reduction projects. Equipment at Plant I in Juarez continues to be upgraded and new equipment acquired for greater efficiency and capability. A quality control, and research and development labs were installed at the plant in Huntsville, Alabama during 1995. The Company believes that its facilities are adequate for its foreseeable needs.

     As a result of the environmental matter related to the Company's New Bedford plant, as described in Item 3 below, the Company will construct a new plant to house the headquarters and manufacturing operations currently conducted in that facility. The Company is currently in negotiations with the City of New Bedford to receive a grant of land in that city, and expects to begin construction of a new plant and headquarters during 1999 and to complete the relocation in 2000. This project will cause the Company to expend capital or incur lease obligations of between $8.0 and $12.0 million. The Company believes it can obtain the financing necessary to complete this project.

ITEM 3.  ENVIRONMENTAL MATTERS

     The Company manufactures film capacitors and maintains its corporate offices in a building located in New Bedford, Massachusetts, which has been occupied by the Company and predecessor organizations also engaged in the manufacture of capacitors since 1938. In June 1997, the United States Environmental Protection Agency (EPA) conducted preliminary tests within the building that revealed the presence of polychlorinated biphenyls (PCBs) on surfaces within the plant. Subsequent engineering tests by independent consultants retained by the Company confirmed the presence of residual PCBs throughout the plant, which resulted from their use prior to 1978. While the Company and its expert advisors consider the PCBs to represent no threat to the health of the employees of the Company or the surrounding community, subsequent engineering studies indicated that the cost to remove PCBs within the building to the levels proscribed by the EPA and the Toxic Substances Control Act would be prohibitive. Therefore, the Company has decided, and has so informed the EPA, that it intends to vacate the building, to demolish it, and to dispose of all contaminated building materials in a legally compliant manner. Accordingly, a reserve was established and charged to income as of December 27, 1997, in the amount of $7.2 million which the Company believes is adequate to dismantle and dispose of the building, clean equipment located within it, and to pay for related engineering, legal and professional services. Of this amount, approximately $6.0 million has been classified as a long-term liability and $0.4 million was expended and charged against the reserve in 1998 for engineering and legal services. Additionally, the Company wrote-off, as of December 27, 1997, the depreciated value of that building, all improvements thereto, and certain machinery and equipment which the Company believes will become surplus, abandoned, or otherwise unusable upon disposal of the building. The amount of this write-off was $5.8 million.

     On February 9, 1990, the Company entered into a settlement agreement (the "Settlement Agreement") with the United States and The Commonwealth of Massachusetts (the "governments") resolving litigation commenced by the governments in the U.S. District Court for the District of Massachusetts, on December 10, 1983 under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly known as the "Superfund" legislation. The litigation concerned the alleged disposal by various defendants of polychlorinated biphenyls (PCBs) in the Acushnet River and New Bedford Harbor. The Settlement Agreement resolved all of the governments' claims against the Company and Aerovox Industries, Inc. (the Company's predecessor, now known as Belleville Industries, Inc.) arising out of the contamination of the Acushnet River and New Bedford Harbor with PCBs, including cleanup costs, study costs and damages to natural resources, now or hereafter incurred, except that the Settlement Agreement provides that the governments may seek damages from the Company and Aerovox Industries, Inc. for future liability in the event that such future liability arises out of unknown conditions at the site. The Company, based on information presently available, does not believe that this matter will have any further material adverse effect on the Company's financial condition.

     The Company is currently subject to a National Pollutant Discharge Elimination System (NPDES) permit to discharge water from the New Bedford, Massachusetts facility into the Acushnet River / New Bedford Harbor. The NPDES permit has a limitation of up to ten parts per billion (ppb) of PCBs in its storm water and other discharges. For several years, the Company and the United States Environmental Protection Agency (EPA) have been discussing possible changes to this permit. In June of 1994, the Company submitted the following plans to the EPA and the Department of Environmental Protection (DEP):
Stormwater Study Plan, Quality Assurance Project Plan, and

Stormwater Best Management Practices Plan. Aerovox will proceed with implementation of the plans upon receipt of EPA and DEP approvals. The Company can not predict what further actions the EPA or DEP may take with regard to the permit or what impact any such actions may have on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable. No matter was submitted to stockholders of the Company during the fourth quarter of fiscal 1998.

ITEM 4A. EXECUTIVE OFFICERS - Set forth below are the names, ages and positions of the executive officers of Aerovox in 1998 and currently:


NAME                  AGE                                 OFFICE(S)
--------------------  ---  -----------------------------------------------------------------------
Robert D. Elliott......47  President and Chief Executive Officer
Timothy J. Brown.......49  Senior Vice President, Marketing and Sales
Martin Hudis...........56  Senior Vice President, Technology Development
Ted M. Miller..........56  Senior Vice President, Engineering and Operations
Earl F. Sherman........62  Senior Vice President, Business Development
Jeffrey A. Templer.....51  Senior Vice President, Chief Financial Officer, Secretary and Treasurer

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

     Mr. Brown graduated with a Bachelor of Arts degree in Physics from Hamilton College (1971) an received a Master of Arts from the University of Massachusetts
(1973). From 1987 to 1998, Mr. Brown was Vice President of Marketing and Sales at Alberox Corporation, a manufacturer of technical ceramics. He joined Aerovox in April, 1998 as Senior Vice President, Marketing and Sales.

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

     Mr. Miller graduated from Syracuse University with a Bachelor of Science in Electrical Engineering (1964), and holds a Master of Business Administration degree from the Rochester

Institute of Technology (1982) and an Executive Master of Business Administration degree from Stanford University (1989). Mr. Miller was Vice President of Operations and Engineering for Microtouch Systems Inc., a manufacturer of computer touch screens, from 1991 to 1996. He joined Aerovox as Senior Vice President, Operations, in 1997. He became Senior Vice President, Engineering and Operations in September, 1998.

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

     Mr. Templer holds a Bachelor of Science Degree from Salem State College
(1972) and a Master of Business Administration from the Harvard Business School
(1974). From 1985 to 1996, Mr. Templer was employed by Freudenberg and Company, and its subsidiaries, as Vice President, Finance (1985-1991), and President and CEO (1992-1996) of Freudenberg Nonwoven, a manufacturer of industrial fabrics and materials. In June 1996, Mr. Templer joined Aerovox as Senior Vice President and Chief Financial Officer and was appointed Treasurer in August, 1996 and Secretary in May, 1998.

                                    PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock trades on NASDAQ National Market System under the symbol ARVX. The Company's Common Stock was distributed to the beneficiaries of the Aerovox Liquidating Trust on February 26, 1990. See "Shareholder Information" in the Annual Report to stockholders for the year ended January 2, 1999, incorporated herein by reference, for the quarterly market price range of the Company's Common Stock. The number of shareholders of the Company's Common Stock on March 15, 1999 was 8,738. Of that total, 6,132 were stockholders of record. The Company has not declared dividends previously and currently intends to continue to retain earnings for use in its business and does not expect to pay dividends for the foreseeable future. The Company's common stock dividend policy will be reviewed periodically by the Board of Directors.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The information required by this item appears in the Company's 1998 Annual Report to Stockholders on page 23 and is incorporated herein by reference. Such information should be read in conjunction with the Company's consolidated financial statements and the notes thereto which are included in such Annual Report and are incorporated by reference in Item 8 hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appears in the Company's 1998 Annual Report to Stockholders on pages 7 through 9 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of Aerovox Incorporated appear in the Company's 1998 Annual Report to Stockholders on the pages indicated below and are incorporated herein by reference:

Consolidated Statements of Operations for the years ended January 2, 1999,    15
December 27, 1997, and December 28, 1996.

Consolidated Statements of Stockholders' Equity for the years ended January   15
2, December 27, 1997, and December 28, 1996.

Consolidated Balance Sheets at January 2, 1999 and December 27, 1997.         16

Consolidated Statements of Cash Flows for the years ended January 2, 1999,    17
December 27, 1997, and December 28, 1996.

Notes to Consolidated Financial Statements                                    18

Report of Independent Accountants                                             36

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors - Information with respect to all directors may be found in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders on pages 1 through 4 under the caption "Election of Directors", which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.

     (b) Executive Officers - Information with respect to executive officers appears in Item 4A. of Part I.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is contained in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders on pages 10 and 14 under the caption "Executive Compensation" and "Compensation Committee Report", which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is contained in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders on pages 16 and 17 under the caption "Security Ownership of Certain Beneficial Owners and Management", which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Exhibits - A list of Exhibits filed with or incorporated by reference in this Report on Form 10-K appears at pages 20 through 23 hereof, which list is incorporated herein by reference.

     (b) Financial Statements - A list of consolidated financial statements is contained in Item 8 and is incorporated here by reference.

FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts for the years ended January   17
2, 1999, December 27, 1997, and December 28, 1996.

Report of Independent Accountants on Financial Statement Schedules.           18

     All other financial statement schedules are inapplicable or the required information is contained in the Company's consolidated financial statements or notes thereto, which have been incorporated by reference herein.

     (c) Reports on Form 8-K - None in 1998. On March 8, 1999, the Company filed Form 8-K relating to the agreement in principle to acquire the capacitor business of Compania General de Electronica of Mexico City.

                             AEROVOX INCORPORATED
                       VALUATION AND QUALIFYING ACCOUNTS
                            (AMOUNTS IN THOUSANDS)

                                                                                ADDITIONS
                                                             --------------------------------------------------
                                           BALANCE AT          CHARGED          CHARGED TO          DEDUCTIONS          BALANCE
           DESCRIPTION                      BEGINNING            TO               OTHER             DESCRIBE(1)          END OF
                                            OF PERIOD          EXPENSE           ACCOUNTS                                PERIOD
Year ended January 2, 1999:
Allowance for doubtful                        $617              $115                 -                 $126              $606
accounts receivable


Year ended December 27, 1997:
Allowance for doubtful                        $685              $  4                 -                 $ 72              $617
accounts receivable


Year ended December 28, 1996:
Allowance for doubtful                        $635              $715                 -                 $665              $685
accounts receivable


(1)  Write-off of accounts receivable.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of Aerovox Incorporated


     Our report on the consolidated financial statements of Aerovox Incorporated has been incorporated by reference in this Form 10-K from page 24 of the 1998 Annual Report to Stockholders of Aerovox Incorporated. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in Item 14(b) of this Form 10-K. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information required to be included therein.



                                             BY /S/  PRICEWATERHOUSECOOPERS LLP
                                             ----------------------------------
                                             PRICEWATERHOUSECOOPERS LLP


Boston, Massachusetts
February 23, 1999, except for certain
information presented in Note 3 for which the date is February 26, 1999

Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aerovox Incorporated
(Registrant)


BY /S/ ROBERT D. ELLIOTT                  BY /S/ JEFFREY A. TEMPLER
------------------------                  --------------------------
President and Chief Executive Officer     Sr. Vice President and Chief Financial
March 29, 1999                            Officer
                                          March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures


/S/ SHEREL D. HORSLEY         Chairman of the Board         March 29, 1999
---------------------         of Directors
Sherel D. Horsley

/S/ JOHN F. BRENNAN           Director                      March 29, 1999
-------------------
John F. Brennan

/S/ DENNIS HOROWITZ           Director                      March 30, 1999
-------------------
Dennis Horowitz

/S/ WILLIAM G. LITTLE         Director                      March 29, 1999
---------------------
William G. Little

/S/BENEDICT P. ROSEN          Director                      March 26, 1999
--------------------
Benedict P. Rosen

/S/ JOHN L. SPRAGUE           Director                      March 26, 1999
-------------------
John L. Sprague

                                 EXHIBIT INDEX
                        AEROVOX INCORPORATED FORM 10-K
                    (FOR FISCAL YEAR ENDED JANUARY 2, 1999)

Exhibit                                                                                Page/SEC
 Item                                                                  Exhibit          Document
------                                                               -----------    -----------------
(3)     Articles of Incorporation and By-Laws.
        --------------------------------------

            3.1  Restated Certificate of Incorporation.                   3.1                *

                 3.1.1  Certificate of Designations, Preferences          3.1.1        Form 10-K for
                        and Rights of Series A Junior Participating                    year ended
                        Preferred Stock.                                               Dec. 30, 1989

            3.2  Certificate of Ownership and Merger of Aerovox           3.2                *
                 Incorporated (a Massachusetts corporation)
                 into Aerovox Holding Company (a Delaware
                 corporation).

            3.3  By-Laws.                                                 3.3                *

(4)     Instruments Defining the Rights of Security Holders,
        ----------------------------------------------------
        Including Indentures.
        ---------------------

            4.1  Instruments Defining Rights of Security                  4.1                *
                 holders (See Exhibits 3.1, 3.1.1, 3.2, 3.3,
                 4.2 and 4.3).

            4.2  Form of Stock Certificate.                               4.2        Form 10-K for
                                                                                     year ended
                                                                                     Dec. 30, 1989

            4.3  Form of Aerovox Incorporated Rights Agreement.           4.3               ***

            4.4  Amended and Restated Revolving Credit                    4.4        Form 10-K for
                 Agreement, dated July 8, 1993, between the                          year ended
                 Company and the First National Bank of Boston.                      Jan. 1, 1994

                 4.4.1  First Amendment to Amended and                    4.3        Form 10-Q for
                        Restated Revolving Credit Agreement,                         quarter ended
                        dated August 30, 1994, between the                           Oct. 1, 1994
                        Company, BHC Aerovox Ltd. and the First
                        National Bank of Boston.


                 4.4.2  Revolving Credit Facility, dated                  4.4.2      Form 10-K for

                        September 7, 1994, between BHC Aerovox Ltd.                  year ended
                        and the First National Bank of Boston.                       Dec. 31, 1994

                 4.4.3  Second Amendment to Amended and                   4.4.3      Form 10-K for
                        Restated Revolving Credit Agreement, dated                   year ended
                        December 29, 1995.                                           Dec. 30, 1995

                 4.4.4  Third Amendment to Amended and                    4.4.4      Form 10-Q for
                        Restated Revolving Credit Agreement, dated May               quarter ended
                        15, 1996.                                                    June 29, 1996

                 4.4.5  Fourth Amendment to Amended and                   4.4.5      Form 10-Q for
                        Restated Revolving Credit Agreement, dated                   quarter ended
                        November 1, 1996.                                            September 28, 1996

                 4.4.6  Fifth Amendment to Amended and                    4.4.6      Form 10-K for
                        Restated Revolving Credit Agreement, dated                   year ended
                        February 14, 1997.                                           December 28, 1996

                 4.4.7  Sixth Amendment to Amended and                    4.4.7      Form 10-K for
                        Restated Revolving Credit Agreement, dated                   year ended
                        February 27, 1998.                                           December 27, 1997

                 Filed Herewith:

                 4.4.8  Seventh Amendment to Amended and                  ----              ----
                        Restated Revolving Credit Agreement, dated
                        September 28, 1998.

                 Filed Herewith:
                                                                          ----              ----
                 4.4.9  Eighth Amendment to Amended and
                        Restated Revolving Credit Agreement, dated
                        February 18, 1999.

            4.5  Loan and Security Agreement, dated March 30,             4.5        Form 10-K for
                 1992, between the Company and The CIT                               year ended
                 Group/Equipment Financing, Inc., as amended by                      Jan. 2, 1993
                 Amendment No. 1 dated March 1, 1993.

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

        Compensation Agreements
        -----------------------

           10.1  1989 Stock Incentive Plan.                                10.1            *

                 10.1.1  Amended Stock Incentive Plan                      10.1.1    Form 10-K for
                                                                                     year ended
                                                                                     Dec. 31, 1994

           10.2  Profit-Sharing Savings Plan.                              10.2            **

           10.3  Deferred Supplemental No. 1 to Deferred                   10.3.1    Form 10-K for
                 Supplemental Savings Plan.                                          year ended
                                                                                     Dec. 29, 1990

           10.4  Deferred Compensation Plan for Directors.                 10.4            *

           10.5  1989 Stock Option Plan for Directors.                     10.4            *

                 10.5.1  Amended Stock Option Plan for                     10.5.1    Form 10-K for
                 Directors.                                                          year ended
                                                                                     Dec. 31, 1994

           10.7  Forms of Indemnification Agreements between
                 Aerovox Incorporated and its directors and                10.7            *
                 certain officers.


           10.8  Severance Agreements:

                 (a)  Severance Agreement with Robert D. Elliott           10.8
                                                                                     Form 10-K for
                                                                                     year ended Dec.
                                                                                     28, 1996

                 (b)  Severance Agreement with Jeffrey A. Templer          10.8

                 Filed Herewith:

                 (c)  Severance Agreement with Timothy J. Brown            ----             ----

                 (d)  Form of Severance Agreement with other               10.8              **
                      executives.

           10.9  Consulting Agreements:

                 (a)  Consulting Agreement with Clifford H. Tuttle         10.12
                                                                                     Form 10-K for
                                                                                     year ended
                                                                                     Jan. 1, 1994
                 (b)  Consulting Agreement with Ronald F. Murphy           10.12

        Other Agreements
        ----------------

          10.10  Form of Sales Representative Agreement.                   10.9              **

          10.11  Purchase Agreement dated March 5, 1993 between             2.1      Form 8-K dated
                 the Company and Cooper Ind.                                         March 5, 1993

(13)    Annual Report to Security Holders.
        ----------------------------------

                 Filed Herewith:
                 13.1  The Annual Report to Shareholders for
                       the fiscal year ended January 2, 1999.  With
                       the exception of the information specifically
                       incorporated by reference in Parts I, II and
                       IV of this report on Form 10-K, the Annual          ----      ----
                       Report Stockholders for the fiscal year ended
                       January 2, 1999 is not being filed as part of
                       this report.


(21)    Subsidiaries.
        -------------
                 Filed Herewith:
                 21.1  List of Subsidiaries of the Company.                ----      ----

(23)    Consents of Experts and Counsel.
        --------------------------------

                 Filed Herewith:
                 23.1    Consent of PricewaterhouseCoopers LLP             ----      ----

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