Form 10-Q
period 1999-04-03
AEROVOX INC
filed 1999-05-18
CIK 856164

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended April 3, 1999

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

At May 18, 1999, 6,096,981 shares of registrant's common stock (par value, $1.00) were outstanding.

                             AEROVOX INCORPORATED
                Condensed Consolidated Statements of Operations
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                                    Three Months Ended
                                                                    ------------------
                                                              April 3,               March 28,
                                                                1999                    1998
                                                              --------                --------
Net sales                                                     $ 28,375                $ 29,528
Cost of sales                                                   23,402                  24,301
                                                              --------                --------
Gross profit                                                     4,973                   5,227
Selling, general and administrative expenses                     3,839                   4,452
                                                              --------                --------
Income from operations                                           1,134                     775
Other income (expense):
      Interest expense                                            (394)                   (405)
      Other income (expense)                                      (138)                     92
                                                              --------                --------
Income before income taxes                                         602                     462
Provision for income taxes                                         272                     137
                                                              --------                --------
Net income                                                    $    330                $    325
                                                              ========                ========
Basic earnings per share                                      $   0.06                $   0.06
                                                              ========                ========
Diluted earnings per share                                    $   0.06                $   0.06
                                                              ========                ========

                             AEROVOX INCORPORATED
                     Condensed Consolidated Balance Sheets
                            (Amounts in thousands)
                                  (Unaudited)

                                                                               April 3,                 Jan. 2,
                                                                                 1999                    1999
                                                                                 ----                    ----
                               ASSETS
Current assets:
  Cash                                                                         $    820               $  1,149
  Accounts receivable, net                                                       14,944                 14,220
  Inventories:
Raw materials                                                                     9,570                  9,837
Finished goods                                                                    2,425                  2,211
  Prepaid expenses and other current assets                                       7,210                  7,858
Total current assets                                                                936                    566
                                                                               --------               --------
                                                                                 35,905                 35,841
Property, plant and equipment, net                                               29,364                 30,500
Deferred income taxes                                                             4,146                  4,146
Other assets                                                                        103                     84
                                                                               --------               --------
          Total assets                                                         $ 69,518               $ 70,571
                                                                               ========               ========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $  7,776               $  9,490
  Accrued compensation and related expenses                                       2,627                  3,048
  Other accrued expenses                                                          2,519                  2,374
  Current maturities of long-term debt                                            2,575                  7,376
  Income taxes                                                                      273                     84
                                                                               --------               --------
          Total current liabilities                                              15,770                 22,372

Deferred income taxes                                                             4,997                  5,022
Industrial revenue bond                                                           1,134                  1,292
Long-term debt less current maturities                                           15,743                  9,916
Environmental costs and plant remediation                                         6,033                  6,033
Deferred compensation                                                               445                    647

Stockholders' equity:
  Common stock                                                                    5,393                  5,393
  Additional paid-in capital                                                      1,059                  1,059
  Retained earnings                                                              19,398                 19,068
  Accumulated other comprehensive loss                                             (454)                  (231)
                                                                               --------               --------
          Total stockholders' equity                                             25,396                 25,289
                                                                               --------               --------
          Total liabilities and stockholders' equity                           $ 69,518               $ 70,571
                                                                               ========               ========


                             AEROVOX INCORPORATED
                Condensed Consolidated Statements of Cash Flows
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                  Three Months Ended
                                                                           ----------------------------------
                                                                            April 3,               March 28,
                                                                              1999                   1998
                                                                           ---------               ----------
Cash flows from operating activities:
Net income                                                                  $   330                $   325
Adjustments to reconcile net income to cash
       provided by operating activities:
       Depreciation and amortization                                          1,192                  1,173
       Deferred income taxes                                                      -                     (8)
    Changes in operating assets and liabilities:
       Accounts receivable                                                     (869)                (3,107)
       Inventories                                                              596                   (698)
       Prepaid expenses and other current assets                               (375)                  (193)
       Accounts payable                                                      (1,679)                   797
       Accrued expenses                                                        (246)                   (59)
       Environmental costs and plant remediation                                (26)                   (54)
       Income taxes payable                                                     196                    102
                                                                            -------                -------
Net cash provided by operating activities                                      (881)                (1,722)
                                                                            -------                -------

Cash flows from investing activities:
    Acquisition of plant and equipment                                         (264)                  (232)
    Deferred executive compensation                                            (202)                  (282)
    Cumulative translation adjustment                                           (47)                    40
    Other                                                                       (19)                     -
                                                                            -------                -------
Net cash used in investing activities                                          (532)                  (474)
                                                                            -------                -------
Cash flows from financing activities:
    Net borrowings under lines of credit                                      1,489                  2,544
    Repayment of long-term debt                                                (461)                  (695)
    Proceeds from employee stock purchase
      plan and exercise of stock options                                          -                      5
                                                                            -------                -------
Net cash used in financing activities                                         1,028                  1,854
                                                                            -------                -------
Effects of exchange rate on cash                                                 56                    (43)
                                                                            -------                -------
Decrease in cash                                                               (329)                  (385)
Cash at beginning of year                                                     1,149                    693
                                                                            -------                -------
Cash at end of period                                                       $   820                $   308
                                                                            =======                =======

                             AEROVOX INCORPORATED
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     These unaudited, condensed, consolidated financial statements should be read in conjunction with Aerovox Inc.'s ("the Company") Annual Report on Form 10-K for the fiscal year ended January 2, 1999, and the financial statements and footnotes included therein. In the opinion of management, the accompanying financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The January 2, 1999 balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current presentation.

     Fiscal 1999 consists of 52 weeks, and will end on January 1, 2000.

(2)  EARNINGS PER SHARE (BASIC AND DILUTED)

     Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during the year, calculated under the treasury stock method.


                                    For the Three Months Ended           For the Three Months Ended
                                          April 3, 1999                        March 28, 1998
------------------------------------------------------------------------------------------------------------
                                                            Per share                              Per share
                                Net income     Shares        amount     Net income      Shares      amount
------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share           $330       5,393,803       $0.06        $325       5,384,894      $0.06
------------------------------------------------------------------------------------------------------------
Effect of Dilutive Securities:
------------------------------------------------------------------------------------------------------------
Options                                             -0-                                  32,017
------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share         $330       5,393,803       $0.06        $325       5,416,911      $0.06
------------------------------------------------------------------------------------------------------------

     Options to purchase 848,875 shares of common stock at prices ranging from $2.813 to $9.625 per share were outstanding at April 3, 1999 but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of common shares during the three months ended April 3, 1999. There were no dilutive options outstanding at April 3, 1999.

     Options to purchase 409,875 shares of common stock at prices ranging from $4.500 to $9.625 per share were outstanding at March 28, 1998 but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of common shares. Options to purchase 155,000 shares of common stock at prices ranging from $3.00 to $4.00 per share were outstanding at March 28, 1998 and were included in the calculation of dilutive options under the treasury stock method because the options were dilutive.

(3)  COMPREHENSIVE INCOME

     The Company's comprehensive earnings were as follows:

(In thousands)
                                                        For the Three Months Ended
                                                  April 3, 1999           March 28, 1998
                                                  -------------           --------------
Net income                                           $ 330                       $325
Foreign currency translation adjustments              (223)                         9
                                                   --------                   --------
Total comprehensive income                           $ 107                       $334
                                                   ========                   ========


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

(5)  SUBSEQUENT EVENT

     On April 5, 1999, the Company purchased all of the outstanding capital stock of Capacitores Unidos, S.A. de C.V. ("Capacitores"), a corporation organized under the laws of Mexico, pursuant to several agreements (each a "Stock Purchase Agreement" and collectively, the "Stock Purchase Agreements"), dated as of April 5, 1999, by and among the Company and each of Bires Investments B.V., Hobir Holding B.V., Kasri Holding B.V., Kato Holding B.V., Renko Investments B.V., and Tako Holding B.V., all corporations organized under the laws of The Netherlands (collectively, the "Sellers"). In a prior transaction, Capacitores had previously acquired the assets of the capacitor business of Compania General Electronica S.A. de C.V., ("CGE"), a Mexican corporation. These assets consisted primarily of inventory and machinery and equipment related to the capacitor business of CGE, along with an assignment of employees, and all technical know-how, customer lists, and other intangible assets related to the business.
     During 1998, the capacitor business accounted for $11.5 million of the sales of CGE, and approximately $1.4 million of earnings before interest and taxes. CGE purchased approximately $1.5 million of high-purity aluminum capacitor foil from the Company during 1998 for use in AC-rated motor start capacitors.

     The president of CGE, Enrique Sanchez Aldunate was appointed president of Capacitores, and has additionally assumed the title of Senior Vice President of the Company, and was elected to the board of the Company. After the purchase, Capacitores began operations as "CGE Aerovox".

     The aggregate consideration of $7,826,643 paid for the capital stock of Capacitores consisted of (i) the assumption of obligations of Capacitores arising from its purchase of assets from CGE, principally three notes totaling $3,470,000, one of which, in the amount of $1,750,000, was paid by the Company on April 6, 1999; the remaining two notes are in the amounts $1,509,000 and $211,000, and bear interest at 5.10% and 5.22% per annum respectively, and mature at April 1, 2000 and April 1, 2001 respectively,
     (ii) notes of the Company aggregating $1,089,000, accruing interest at a rate of 5.22% per annum and payable in full on April 4, 2001, (iii) notes of the Company aggregating $350,000, accruing interest at a rate of 5.32% per annum and payable in full on April 5, 2002, and (iv) 700,000 shares of common stock of the Company (the "Registrant Stock"). Each of the Sellers executed a Stockholders Agreement, dated as of April 5, 1999, with the Company which provides for certain restrictions on the transfer of the Registrant Stock and provides that, in certain circumstances and at date not earlier than April 5, 2003, nor later than May 5, 2003, the holders of such Registrant Stock may require the Company to purchase the Registrant Stock at the then current book value of the Company. The total of $2,917,643 was ascribed to the Registrant Stock which was composed of the fair market value of the stock on the date of the transaction, and the amount ascribed to the right of the seller to require the Company to repurchase the stock at a future date at the then current book value.

     The foregoing description is qualified in its entirety by reference to the Stock Purchase reference, and the Stockholders Agreement, a copy of which was filed on Form 8-K on April 14, 1999.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

Three Months Ended April 3, 1999 compared to Three Months Ended March 28, 1998.

Net sales for the first quarter of 1999 totaled $28,375,000 compared to $29,528,000 for the first quarter of 1998, a decrease of $1,153,000 or 3.9%. The decrease in revenue for the quarter was the result of a slow down in orders in Europe for DC electrolytic capacitors, affecting sales of BHC Aerovox in Weymouth, England. Company sales in North, Central, and South America were approximately equal to those of the same period in 1998.

Gross profit for the first quarter of 1999 totaled $4,973,000 or 17.5% of net sales compared to $5,227,000 or 17.7% of net sales, for the same period in 1998. The decline in gross profit was due to the above mentioned decline in sales in Europe, offset in part from an improved margin rate on shipments from North American plants (18.9% for the first quarter of 1999, versus 17.9% during the first quarter of 1998), the result of cost reduction measures taken in 1998 and continued in the first quarter of 1999.

Most markets served by the Company continued to see very competitive conditions in the first quarter of 1999. Average unit prices were estimated to have declined both in Europe and the Americas, particularly for those customers serving the consumer appliance markets.

Selling, general and administrative expenses for the first quarter of 1999 totaled $3,839,000 or 13.5% of net sales versus $4,452,000 or 15.1% of net sales, for the same period in 1998. The decrease is due to reductions of administrative employment and other cost control measures during the previous several quarters.

Interest expense for the first quarter of 1999 was $394,000, compared to $405,000 in the first quarter of 1998. Effective interest rates and average debt levels during the quarter were comparable to those of the first quarter of 1998.

Income before taxes was $602,000 or 2.1% of net sales compared to $462,000 or 1.6% of net sales for the first quarter of 1998. The provision for income taxes for the first quarter of 1999 was $272,000, comprised of $352,000 of taxes accrued at statutory rates on income earned in the United States, less a credit of $80,000 for the tax benefit of loss incurred in the United Kingdom, calculated at United Kingdom statutory rates.

Liquidity and Capital Resources

Cash at the end of the first quarter of 1999 totaled $820,000 compared to $1,149,000 as of January 2, 1999. Working capital (total current assets less total current liabilities) totaled $20,135,000 on April 3, 1999, and was $13,469,000 at January 2, 1999. The increase was due to the decrease in accounts payable, and the reclassification of balances outstanding at the end of fiscal year 1998 under certain bank lines as long-term liabilities which had been classified as current liabilities at the end of the prior year, reflecting the terms of new credit arrangements entered into subsequent to the end of fiscal 1998. (See Note 3 to the Company's 1998 Consolidated Financial Statements.) There was no material change in current assets during the quarter. Expenditures for equipment and other capital assets during the first three months of 1999 were $264,000 compared to $232,000 during the first three months of 1998.

At the end of the first quarter of 1999, the Company had borrowings of $19,452,000 compared to $18,584,000 at January 2, 1999. The increase during the quarter was due mainly to a reduction in trade accounts payable.

The Company's Revolving Credit Agreement, as amended on September 28, 1998, provides for a credit line of $21.8 million to the Company, including 4.4 million British Pounds ($7.1 million at quarter-end exchange rates) to BHC Aerovox Ltd. ("BHC"), a wholly-owned subsidiary in the United Kingdom. The agreement, which extends to May 31, 1999, also includes various interest rates. The collateral for this line of credit is accounts receivable and inventories and a Company guarantee for the UK loan. The outstanding balance of loans at April 3, 1999 was $8,975,000. At April 3, 1999, the Company was in compliance with all financial covenants specified in the agreement. During the quarter, the Company received a commitment from the revolving credit lender to extend its agreement for an additional three years under substantially similar terms, for a total line, excluding BHC borrowings, of $14.6 million. BHC reached agreement with another lender for a credit line of 4.0 million British Pounds ($6.4 million at quarter-end exchange rates), consisting of term and revolving debt. This line was executed subsequent to April 3, 1999, and was used to pay off the existing bank debt.

The Company also has a term line of credit for $12,000,000, collateralized by certain equipment. At April 3, 1999, $8,875,000 was outstanding under this agreement, bearing interest at 7.80% annually, and with 71 remaining monthly principal payments of $125,000. At April 3, 1999, the Company was in compliance with all financial covenants specified in the agreement.

An Industrial Revenue Bond was issued in July 1982 to finance the acquisition of equipment. Principal and interest, at an annual rate of 7.42%, are payable monthly to July 1, 2002. On April 3, 1999, the bond balance outstanding under this agreement was $1,602,000 compared to $1,750,000 on January 2, 1999.


SUBSEQUENT EVENT

On April 5, 1999, the Company purchased all of the outstanding capital stock of Capacitores Unidos, S.A. de C.V. ("Capacitores"), a corporation organized under the laws of Mexico, pursuant to several agreements (each a "Stock Purchase Agreement" and collectively, the "Stock Purchase Agreements"), dated as of April 5, 1999, by and among the Company and each of Bires Investments B.V., Hobir Holding B.V., Kasri Holding B.V., Kato Holding B.V., Renko Investments B.V., and Tako Holding B.V., all corporations organized under the laws of The Netherlands (collectively, the "Sellers"). In a prior transaction, Capacitores had previously acquired the assets of the capacitor business of Compania General Electronica S.A. de C.V., ("CGE"), a Mexican corporation. These assets consisted primarily of inventory and machinery and equipment related to the capacitor business of CGE, along with an assignment of employees, and all technical know-how, customer lists, and other intangible assets related to the business.
During 1998, the capacitor business accounted for $11.5 million of the sales of CGE, and approximately $1.4 million of earnings before interest and taxes. CGE purchased approximately $1.5 million of high-purity aluminum capacitor foil from the Company during 1998 for use in AC-rated motor start capacitors.

The president of CGE, Enrique Sanchez Aldunate was appointed president of Capacitores, and has additionally assumed the title of Senior Vice President of the Company, and was elected to the board of the Company. After the purchase, Capacitores began operations as "CGE Aerovox".

The aggregate consideration of $7,826,643 paid for the capital stock of Capacitores consisted of (i) the assumption of obligations of Capacitores arising from its purchase of assets from CGE, principally three notes totaling $3,470,000, one of which, in the amount of $1,750,000, was paid by the Company on April 6, 1999; the remaining two notes are in the amounts $1,509,000 and $211,000, and bear interest at 5.10% and 5.22% per annum respectively, and mature at April 1, 2000 and April 1, 2001 respectively, (ii) notes of the Company aggregating $1,089,000, accruing interest at a rate of 5.22% per annum and payable in full on April 4, 2001, (iii) notes of the Company aggregating $350,000, accruing interest at a rate of 5.32% per annum and payable in full on April 5, 2002, and (iv) 700,000 shares of common stock of the Company (the "Registrant Stock"). Each of the Sellers executed a Stockholders Agreement, dated as of April 5, 1999, with the Company which provides for certain restrictions on the transfer of the Registrant Stock and provides that, in certain circumstances and at date not earlier than April 5, 2003, nor later than May 5, 2003, the holders of such Registrant Stock may require the Company to purchase the Registrant Stock at the then current book value of the Company. The total of $2,917,643 was ascribed to the Registrant Stock which was composed of the fair market value of the stock on the date of the transaction, and the amount ascribed to the right of the seller to require the Company to repurchase the stock at a future date at the then current book value.

The foregoing description is qualified in its entirety by reference to the Stock Purchase reference, and the Stockholders Agreement, a copy of which was filed on Form 8-K on April 14, 1999.

Other Matters

YEAR 2000 ISSUE

Many currently installed computer systems, software products and other equipment utilizing microprocessors are coded to accept only two-digit entries in the date code's "year" field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. This is commonly referred to as the "Year 2000" or "Y2K" issue.

The Company has commenced a program to identify, remediate, test and develop contingency plans for the Year 2000 issue. As part of this program, the Company has completed implementation of a state-of-the-art and Y2K-compliant enterprise resource planning (ERP) system at all Company locations. In addition, the Company is continually evaluating the software and systems of the Company's customers and third party suppliers. The Company's products have no date-oriented functionality and, therefore, pose no risks to our customers with respect to the Year 2000 issue.

Satisfactorily addressing the Year 2000 issue is dependent on many factors, some of which are not completely within the Company's control. Should the Company's internal systems or the internal systems of one or more significant suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

ENVIRONMENTAL STATUS

As a result of the identification of PCB contamination in the New Bedford plant, operations in that facility will have to be relocated, the existing facility razed, and all contaminated building materials disposed of in a legally compliant manner. A reserve of $7,233,000 was established as of December 27, 1997 to cover the cost of the remediation and related legal and engineering costs. From that date through April 3, 1999, $496,000 was charged to the reserve, primarily for legal and engineering expenses.

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

SAFE HARBOR STATEMENT

This form 10Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include expectations regarding the Company's expenditures and improved operations resulting from the Millennium Project. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Such risks include, but are not limited to, complications in the Company's state of readiness resulting from unforseen events and the lack of preparedness of its vendors, suppliers, and/or customers.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

6 (a).  Exhibits: None

6 (b). Reports on Form 8-K: On March 8, 1999, the Company filed Form 8-K relating to the agreement in principle to acquire the capacitor business of Compania General de Electronica of Mexico City. On April 14, 1999, the Company filed Form 8-K with exhibits relating to the successful purchase of the capacitor business of Compania General de Electronica.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AEROVOX INCORPORATED


DATE May 18, 1999             BY /s/ JEFFREY A. TEMPLER
                              --------------------------

                              Jeffrey A. Templer
                              Senior Vice President/Finance