Form 10-Q
period 1999-07-03
AEROVOX INC
filed 1999-08-17
CIK 856164

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended July 3, 1999

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

                                                            Yes  X   No
                                                               -----   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


At August 10, 1999, 6,099,603 shares of registrant's common stock (par value, $1.00) were outstanding, 700,000 of which are restricted and redeemable under Stockholders Agreements as described in the footnotes to the financial statements.

                              AEROVOX INCORPORATED
                 Condensed Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                    Three Months Ended              Six Months Ended
                                                    ------------------              ----------------
                                                   July 3,       June 27,        July 3,       June 27,
                                                    1999           1998           1999           1998
                                                  --------       --------       --------       --------
Net sales                                         $ 30,637       $ 32,228       $ 59,010       $ 61,756
Cost of sales                                       24,526         26,060         47,927         50,361
                                                  --------       --------       --------       --------

Gross profit                                         6,111          6,168         11,083         11,395
Selling, general and administrative expenses         4,482          4,476          8,320          8,928
                                                  --------       --------       --------       --------

Income from operations                               1,629          1,692          2,763          2,467

Other income (expense):
      Interest expense                                (461)          (422)          (862)          (827)
      Other income (expense)                           125            (29)            (7)            63
                                                  --------       --------       --------       --------

Income before income taxes                           1,293          1,241          1,894          1,703
Provision for income taxes                             492            493            764            630
                                                  --------       --------       --------       --------

Net income                                        $    801       $    748       $  1,130       $  1,073
                                                  ========       ========       ========       ========

Basic and diluted earnings per share              $   0.15       $   0.14       $   0.21       $   0.20
                                                  ========       ========       ========       ========


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                              AEROVOX INCORPORATED
                      Condensed Consolidated Balance Sheets
                             (Amounts in thousands)
                                   (Unaudited)


                                                             July 3,        Jan. 2,
                                                              1999           1999
                                                            --------       --------
                               ASSETS
Current assets:
  Cash                                                      $  1,371       $  1,149
  Accounts receivable, net                                    18,097         14,220
  Inventories:
   Raw materials                                              10,406          9,837
   Work in process                                             2,648          2,211
   Finished goods                                              8,625          7,858
Prepaid expenses and other current assets                      1,607            566
         Total current assets                                 42,754         35,841
                                                            --------       --------

Property, plant and equipment, net                            32,036         30,500
Goodwill, net                                                  2,712           --
Deferred income taxes                                          4,146          4,146
Other assets                                                      99             84
                                                            --------       --------
          Total assets                                      $ 81,747       $ 70,571
                                                            ========       ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $  9,913       $  9,490
  Accrued compensation and related expenses                    2,852          3,048
  Other accrued expenses                                       2,727          2,374
  Current maturities of long-term debt                         6,220          7,376
  Income taxes                                                   497             84
                                                            --------       --------
          Total current liabilities                           22,209         22,372

Deferred income taxes                                          4,983          5,022
Industrial revenue bond                                        1,012          1,292
Long-term debt less current maturities                        17,993          9,916
Environmental costs and plant remediation                      6,033          6,033
Deferred compensation                                            452            647

Redeemable common stock                                        2,918           --

Stockholders' equity:
  Common stock                                                 5,398          5,393
  Additional paid-in capital                                   1,068          1,059
  Retained earnings                                           20,198         19,068
  Accumulated other comprehensive loss                          (517)          (231)
                                                            --------       --------
          Total stockholders' equity                          26,147         25,289
                                                            --------       --------
          Total liabilities and stockholders' equity        $ 81,747       $ 70,571
                                                            ========       ========


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                              AEROVOX INCORPORATED
                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                                  Six Months Ended
                                                               -----------------------
                                                                July 3,       June 27,
                                                                  1999          1998
                                                               ---------     ---------
Cash flows from operating activities:
Net income                                                      $ 1,130       $ 1,073
Adjustments to reconcile net income to cash
       provided by operating activities:
       Depreciation and amortization                              2,456         2,369
       Deferred income taxes                                       --              (8)
Changes in operating assets and liabilities:
       Accounts receivable                                       (3,808)       (3,897)
       Inventories                                                 (304)         (128)
       Prepaid expenses and other current assets                   (762)          266
       Accounts payable                                             478           917
       Accrued expenses                                            (611)            7
       Environmental costs and plant remediation                    (85)         (245)
       Deferred executive compensation                             (195)         (405)
       Income taxes payable                                         513           494
                                                               --------      --------
Net cash provided by (used in) operating activities              (1,188)          443
                                                               --------      --------

Cash flows from investing activities:
    Cash paid to acquire Capacitores, net of cash acquired       (1,721)         --
    Acquisition of plant and equipment                             (627)         (564)
    Other                                                           207           118
                                                               --------      --------
Net cash used in investing activities                            (2,141)         (446)
                                                               --------      --------

Cash flows from financing activities:
    Net borrowings (repayments) under lines of credit            (3,171)        1,557
    Proceeds from issuance of term debt                           9,750          --
    Repayment of long-term debt                                  (3,127)       (1,095)
    Proceeds from employee stock purchase
      plan and exercise of stock options                             15            10
                                                               --------      --------
Net cash provided by financing activities                         3,467           472
                                                               --------      --------
Effects of exchange rate on cash                                     84            29
                                                               --------      --------
Increase in cash                                                    222           498
Cash at beginning of year                                         1,149           693
                                                               --------      --------
Cash at end of period                                           $ 1,371       $ 1,191
                                                               ========      ========


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

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




                  FOR THE THREE MONTHS ENDED    FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED    FOR THE SIX MONTHS ENDED
                         JULY 3, 1999                 JUNE 27, 1998                  JULY 3, 1999               JUNE 27, 1998
-----------------------------------------------------------------------------------------------------------------------------------
                 Net     Shares  Per share      Net    Shares  Per share       Net    Shares   Per share   Net    Shares  Per share
                income            amount      income            amount       income              amount   income            amount
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS     $801  5,396,722  $0.15        $748  5,386,013  $0.14      $1,130  5,395,263   $0.21   $1,073  5,385,468  $0.20
PER SHARE
-----------------------------------------------------------------------------------------------------------------------------------
DILUTIVE SECURITIES:
-----------------------------------------------------------------------------------------------------------------------------------

Options                    -0-                           4,380                          -0-                       17,071

-----------------------------------------------------------------------------------------------------------------------------------
DILUTED
EARNINGS PER       $801  5,396,722  $0.15        $748  5,390,393  $0.14      $1,130  5,395,263   $0.21   $1,073  5,402,539  $0.20
SHARE
-----------------------------------------------------------------------------------------------------------------------------------


     Options to purchase 771,875 shares of common stock at prices ranging from $2.50 to $9.625 per share were outstanding at July 3, 1999, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of common shares during the three months ended July 3, 1999. There were no dilutive options outstanding at July 3, 1999.

     Options to purchase 702,375 shares of common stock at prices ranging from $3.375 to $9.625 per share were outstanding at June 27, 1998, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of common shares. Options to purchase 109,500 shares of common stock at a price of $3.00 per share were outstanding at June 27, 1998, and were included in the calculation of dilutive options under the treasury stock method because the options were dilutive.

     Redeemable common stock was issued in the acquisition of Capacitores Unidos, S.A. de C.V. (See Note 5.) The 700,000 shares are anti-dilutive as the Company's book value at July 3, 1999, exceeds the average market value of its outstanding common stock for the quarter ending July 3, 1999.

(3)  COMPREHENSIVE INCOME



     The Company's comprehensive earnings were as follows:

(In Thousands)
                                                    For the Three Months            For the Six Months
                                                           Ended                          Ended
                                                  July 3,        June 27,       July 3,        June 27,
                                                 -------         --------      --------       ---------
                                                   1999            1998          1999            1998
                                                 -------         -------       --------       ---------
Net Income                                         $ 801           $ 748        $ 1,130         $ 1,073
Foreign currency translation adjustment              (63)           (165)          (286)           (156)
                                                 -------         -------       --------       ---------
Total comprehensive income                         $ 738           $ 583        $   844         $   917
                                                 =======         =======       ========       =========

(4)  NEW ACCOUNTING PRONOUNCEMENTS

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under the new Statement, the accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS 133 for its fiscal year beginning December 31, 2000. Management estimates that the effect of adopting SFAS 133 would not be material to the consolidated financial statements.

(5)  ACQUISITION

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

     The president of CGE, Enrique Sanchez Aldunate, was appointed president of Capacitores, and has additionally assumed the title of Senior Vice President of the Company, and was elected to the board of the Company. After the purchase, Capacitores began operations as "CGE Aerovox".

     The aggregate consideration of $7,826,643 paid for the capital stock of Capacitores consisted of (i) the assumption of obligations of Capacitores arising from its purchase of assets from CGE, principally three notes totaling $3,470,000, one of which, in the amount of $1,750,000, was paid by the Company on April 6, 1999; the remaining two notes are in the amounts of $1,509,000 and $211,000, and bear interest at 5.10% and 5.22% per annum respectively, and mature at April 1, 2000 and April 1, 2001 respectively,
     (ii) notes of the Company aggregating $1,089,000, accruing interest at a rate of 5.22% per annum and payable in full on April 4, 2001, (iii) notes of the Company aggregating $350,000, accruing interest at a rate of 5.32% per annum and payable in full on April 5, 2002, and (iv) 700,000 shares of common stock of the Company (the "Registrant Stock"). Each of the Sellers executed a Stockholders Agreement, dated as of April 5, 1999, with the Company which provides for certain restrictions on the transfer of the Registrant Stock and provides that, in certain circumstances and at a date not earlier than April 5, 2003, nor later than May 5, 2003, the holders of such Registrant Stock may require the Company to purchase the Registrant Stock at the then current book value of the Company. The total of $2,917,643 was ascribed to the Registrant Stock which was composed of the fair market value of the stock on the date of the transaction, and the amount ascribed to the right of the Sellers to require the Company to repurchase the stock at a future date at the then current book value. As of July 3, 1999, the fair value of the right of the Sellers to require the Company to repurchase the stock was approximately $1,275,000.

     The foregoing description is qualified in its entirety by reference to the Stock Purchase reference, and the Stockholders Agreement, a copy of which was filed on Form 8-K on April 14, 1999.

     The acquisition has been accounted for under the purchase method of accounting; the operating results of Capacitores have been included in the Company's consolidated statement of operations from April 5, 1999. Excess of cost over the fair value of net assets acquired ($2,781,000) is being amortized on a straight-line basis over ten years.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Three Months Ended July 3, 1999 compared to Three Months Ended June 27, 1998.

Net sales for the second quarter of 1999 totaled $30.6 million compared with $32.2 million for the second quarter of 1998, a decrease of $1.6 million or 4.9%. The reduction in revenue for the quarter was a result of lower shipments of electrolytic capacitors in Western Europe, and the sale of the Company's Power Factor Systems business in the third quarter of 1998, which had generated revenues of $1.1 million in the second quarter of 1998. These reductions were partially offset by the acquisition of the capacitor business of Compania General de Electronica, S.A. de C.V. ("CGE") in April 1999, which added revenues of $2.1 million to the second quarter. Excluding the effects of the above acquisition and divestiture, revenues from North American operations were $0.7 million less than the second quarter of 1998 due to lower prices received for certain types of capacitors. For the first six months of 1999, consolidated net sales were $59.0 million, as compared with $61.8 million for the first half of 1998.

Gross profits for the second quarter of 1999 totaled $6.1 million or 19.9% of net sales compared with $6.2 million or 19.1% of net sales, for the same period in 1998. Gross profits improved due to cost control programs within the North American plants, improved volume in the more profitable lines of business, and the selective reduction of business among less profitable accounts and product lines. At the Company's UK subsidiary, BHC Aerovox Ltd., ("BHC") gross margins were down significantly due to lower volumes of sales and production.

Selling, general and administrative expenses for the second quarter of 1999 totaled $4.5 million versus $4.5 million for the same period in 1998. Included in these costs during the quarter was $0.5 million of selling and administrative costs within the acquired CGE operations. Selling, general and administrative expenses for the second quarter of 1998 included costs associated with the conversion to new information systems, which are now operational.

Interest expense for the second quarter of 1999 was $0.5 million, compared with $0.4 million in the same period of 1998. The increase was due mainly to
borrowings associated with the above mentioned acquisition of CGE.   Other
income of $0.1 million was primarily due to foreign exchange gains.

Income before taxes was $1.3 million or 4.2% of net sales compared to $1.2 million or 3.9% of net sales for the second quarter of 1998. The provision for income taxes for the second quarter of 1999 was $0.5 million, reflecting statutory rates plus adjustments for certain credits, compared to the same amount in the second quarter of 1998. Net income for the quarter was $0.8 million or $0.15 per common share -- basic and diluted, compared with net income in the second quarter of 1998 of $0.7 million or $0.14 per common share -- basic and diluted.

LIQUIDITY AND CAPITAL RESOURCES

Cash at the end of the second quarter of 1999 totaled $1.4 million compared with $1.1 million as of January 2, 1999. Working capital totaled $20.5 million on July 3, 1999, and was $13.5 million at

January 2, 1999. Current ratio at July 3, 1999 was 1.93:1, compared with a ratio of 1.60:1 at January 2, 1999. At the end of the second quarter of 1999, the Company had borrowings of $25.2 million compared with $18.6 million at January 2, 1999. Of the increase, approximately $5.4 million represents notes and increases in bank credits incurred as a result of the Capacitores acquisition. The remainder of the increase represents normal seasonal fluctuation.

During the second quarter the Company renewed or replaced its Revolving Credit Agreements. BHC reached agreement with a lender for a credit line of 4.0 million British Pounds ($6.4 million at quarter-end exchange rates), consisting of term and revolving debt. This line was executed in May 1999, and was used to pay off the existing bank debt. At July 3, 1999, $4.2 million was outstanding under the new BHC credit agreements and $5.3 million was outstanding at January 2, 1999, under prior BHC credit agreements.

The Company's Revolving Credit Agreement with a U.S. bank was renewed and amended on June 30, 1999, providing for a credit line of $14.4 million to the Company, secured by certain accounts receivable and inventory. The agreement, which extends to May 31, 2002, provides for interest payable in arrears at the
bank's base rate.   In addition, the Company has the option to convert from a
bank base rate loan into a Eurodollar loan at the Eurodollar (LIBOR) rate plus 2% per annum. The Company also has the option to convert up to $4.0 million of loans to a Bankers Acceptance facility at interest rates equal to the per annum average discount rate quoted to the bank on the date of request for such facility, plus 1 3/4% per annum. The outstanding balance of loans at July 3, 1999, was $7.2 million. At July 3, 1999, the Company was in compliance with all financial covenants specified in the agreements.

The Company also has a term line of credit for $12.0 million, collateralized by certain equipment. At July 3, 1999, $8.5 million was outstanding under this agreement, bearing interest at 7.80% annually, and with 68 remaining monthly principal payments of $125,000. At July 3, 1999, the Company was in compliance with all financial covenants specified in the agreement.

An Industrial Revenue Bond was issued in July 1982 to finance the acquisition of equipment. Principal and interest, at an annual rate of 7.42%, are payable monthly to July 1, 2002. On July 3, 1999, the bond balance outstanding under this agreement was $1.5 million compared with $1.8 million on January 2, 1999.

ACQUISITION


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

The aggregate consideration of $7,826,643 paid for the capital stock of Capacitores consisted of (i) the assumption of obligations of Capacitores arising from its purchase of assets from CGE, principally three notes totaling $3,470,000, one of which, in the amount of $1,750,000, was paid by the Company on April 6, 1999; the remaining two notes are in the amounts of $1,509,000 and $211,000, and bear interest at 5.10% and 5.22% per annum respectively, and mature at April 1, 2000 and April 1, 2001 respectively, (ii) notes of the Company aggregating $1,089,000, accruing interest at a rate of 5.22% per annum and payable in full on April 4, 2001, (iii) notes of the Company aggregating $350,000, accruing interest at a rate of 5.32% per annum and payable in full on April 5, 2002, and (iv) 700,000 shares of common stock of the Company (the "Registrant Stock"). Each of the Sellers executed a Stockholders Agreement, dated as of April 5, 1999, with the Company which provides for certain restrictions on the transfer of the Registrant Stock and provides that, in certain circumstances and at a date not earlier than April 5, 2003, nor later than May 5, 2003, the holders of such Registrant Stock may require the Company to purchase the Registrant Stock at the then current book value of the Company. The total of $2,917,643 was ascribed to the Registrant Stock which was composed of the fair market value of the stock on the date of the transaction, and the amount ascribed to the right of the Sellers to require the Company to repurchase the stock at a future date at the then current book value. As of July 3, 1999, the fair value of the right of the Sellers to require the Company to repurchase the stock was approximately $1,275,000.

The foregoing description is qualified in its entirety by reference to the Stock Purchase reference, and the Stockholders Agreement, a copy of which was filed on Form 8-K on April 14, 1999.

The acquisition has been accounted for under the purchase method of accounting; the operating results of Capacitores have been included in the Company's consolidated statement of operations from April 5, 1999. Excess of cost over the fair value of net assets acquired ($2,781,000) is being amortized on a straight-line basis over ten years.

OTHER MATTERS

PLANT CONSOLIDATION

On August 5, 1999, the Company disclosed its plans to consolidate its Mexican manufacturing operations. The Company announced that it will consolidate its Juarez maquiladora operations into the larger of its two existing plants there. In addition, capacity for the production of AC motor start capacitors and certain AC film capacitors for lighting applications will be expanded at CGE Aerovox, in Mexico City.

YEAR 2000 ISSUE

Many currently installed computer systems, software products and other equipment utilizing microprocessors are coded to accept only two-digit entries in the date code's "year" field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. This is commonly referred to as the "Year 2000" or "Y2K" issue.

The Company commenced a program in 1997 to identify, remediate, test and develop contingency plans for the Year 2000 issue. As part of this program, the Company has completed implementation of a state-of-the-art and Y2K-compliant enterprise resource planning ("ERP") system at all Company locations. The ERP system includes the principal accounting, manufacturing, and customer service information processing systems for the Company. Additional projects are underway to upgrade or replace other equipment or software identified in its review. All such identified equipment and software is expected to be in compliance with Y2K software by September 30, 1999. In addition, the Company is continually evaluating the software and systems of the Company's customers and third party suppliers. The Company's products have no date-oriented functionality and, therefore, pose no risks to customers with respect to the Year 2000 issue.

Satisfactorily addressing the Year 2000 issue is dependent on many factors, some of which are not completely within the Company's control. Should the Company's internal systems or the internal systems of one or more significant suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

ENVIRONMENTAL STATUS

As a result of the identification of polychlorinated biphenyl (PCB) contamination in the New Bedford plant, operations in that facility will have to be relocated, the existing facility razed, and all contaminated building materials disposed of in a legally compliant manner. A reserve of $7.2 million was established as of December 28, 1997, to cover the cost of the remediation and related legal and engineering costs. From that date through July 3, 1999, $0.6 million was charged to the reserve, primarily for legal and engineering expenses.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under the new Statement, the accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS 133 for its fiscal year beginning December 31, 2000. Management estimates that the effect of adopting SFAS 133 would not be material to the consolidated financial statements.

SAFE HARBOR STATEMENT

This form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include expectations regarding the Company's expenditures and improved operations resulting from the Millennium Project and Mexican plant consolidation. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Such risks include, but are not limited to, complications resulting the lack of preparedness of its vendors, suppliers, and/or customers.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

6 (a).  Exhibits: None
6 (b). Reports on Form 8-K: On March 8, 1999, the Company filed Form 8-K relating to the agreement in principle to acquire the capacitor business of Compania General de Electronica, S.A. de C.V. of Mexico City. On April 14, 1999, the Company filed Form 8-K with exhibits relating to the successful purchase of the capacitor business of Compania General de Electronica, S.A. de C.V.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AEROVOX INCORPORATED


DATE August 17, 1999          BY /s/ JEFFREY A. TEMPLER
                              ----------------------------------------
                              Jeffrey A. Templer
                              Senior Vice President/Finance