Form 10-Q
period 1999-10-02
AEROVOX INC
filed 1999-11-16
CIK 856164

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended October 2, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes  X   No ___
                                                                  ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

At November 16, 1999, 6,104,866 shares of registrant's common stock (par value, $1.00) were outstanding, 700,000 of which are restricted and redeemable under Stockholder Agreements as described in the footnotes to the financial statements.

                             AEROVOX INCORPORATED
                Condensed Consolidated Statements of Operations
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                                 Three Months Ended                Nine Months Ended
                                                                 ------------------                -----------------
                                                              Oct. 2,          Sept. 26,        Oct. 2,        Sept. 26,
                                                               1999              1998            1999            1998
                                                             ---------         ---------       ---------       ---------
Net sales                                                    $  26,718         $  27,384       $  85,728       $  89,140
Cost of sales                                                   21,941            22,846          69,868          73,207
                                                             ---------         ---------       ---------       ---------

Gross profit                                                     4,777             4,538          15,860          15,933
Selling, general and administrative expenses                     4,254             4,437          12,574          13,515
                                                             ---------         ---------       ---------       ---------

Income from operations                                             523               101           3,286           2,418

Other income (expense):
      Gain on sale of business unit                                  -               949               -             949
      Interest expense                                            (468)             (358)         (1,330)         (1,185)
      Other income                                                 107               136             100             349
                                                             ---------         ---------       ---------       ---------

Income before income taxes                                         162               828           2,056           2,531
Provision for income taxes                                          58               278             822             908
                                                             ---------         ---------       ---------       ---------

Net income                                                   $     104         $     550       $   1,234       $   1,623
                                                             =========         =========       =========       =========

Basic and diluted earnings per share                         $    0.02         $    0.10       $    0.23       $    0.30
                                                             =========         =========       =========       =========

    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                             AEROVOX INCORPORATED
                     Condensed Consolidated Balance Sheets
                            (Amounts in thousands)
                                  (Unaudited)

                                                                              Oct. 2,               Jan. 2,
                                                                               1999                  1999
                                                                            -----------           -----------
                                    ASSETS

Current assets:
  Cash                                                                      $     1,227           $     1,149
  Accounts receivable, net                                                       16,194                14,220
  Inventories:
     Raw materials                                                                9,921                 9,837
     Work in process                                                              2,576                 2,211
     Finished goods                                                               7,522                 7,858
  Prepaid expenses and other current assets                                       1,156                   566
                                                                            -----------           -----------
     Total current assets                                                        38,596                35,841

Property, plant and equipment, net                                               32,529                30,500
Goodwill, net                                                                     2,642                     -
Deferred income taxes                                                             4,146                 4,146
Other assets                                                                        188                    84
                                                                            -----------           -----------
     Total assets                                                           $    78,101           $    70,571
                                                                            ===========           ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                          $     7,496           $     9,490
  Accrued compensation and related expenses                                       2,968                 3,048
  Other accrued expenses                                                          2,518                 2,374
  Current maturities of long-term debt                                            7,003                 7,376
  Income taxes                                                                      450                    84
                                                                            -----------           -----------
     Total current liabilities                                                   20,435                22,372

Deferred income taxes                                                             5,022                 5,022
Industrial revenue bond                                                             885                 1,292
Long-term debt less current maturities                                           15,706                 9,916
Environmental costs and plant remediation                                         6,033                 6,033
Deferred compensation                                                               459                   647

Redeemable common stock                                                           3,033                     -

Stockholders' equity:
  Common stock                                                                    5,400                 5,393
  Additional paid-in capital                                                      1,069                 1,059
  Retained earnings                                                              20,187                19,068
  Accumulated other comprehensive loss                                             (128)                 (231)
                                                                            -----------           -----------
     Total stockholders' equity                                                  26,528                25,289
                                                                            -----------           -----------
     Total liabilities and stockholders' equity                             $    78,101           $    70,571
                                                                            ===========           ===========

    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                             AEROVOX INCORPORATED
                Condensed Consolidated Statements of Cash Flows
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                              -----------------------
                                                                               Oct. 2,      Sept. 26,
                                                                                1999          1998
                                                                              ----------   ----------
Cash flows from operating activities:
  Net income                                                                  $    1,234   $    1,623
  Adjustments to reconcile net income to cash
       provided by operating activities:
       Gain on sale of business unit                                                   -         (949)
       Depreciation and amortization                                               3,670        3,471
       Loss on disposal of assets                                                     (3)           -
  Changes in operating assets and liabilities:
       Accounts receivable                                                        (1,693)      (1,519)
       Inventories                                                                 1,591         (516)
       Prepaid expenses and other current assets                                    (297)        (538)
       Accounts payable                                                           (1,758)        (941)
       Accrued expenses                                                             (881)         583
       Deferred executive compensation                                              (103)           -
       Environmental costs and plant remediation                                    (133)        (381)
       Income taxes payable                                                          301          783
                                                                              ----------   ----------
Net cash provided by operating activities                                          1,928        1,616
                                                                              ----------   ----------

Cash flows from investing activities:
       Proceeds from sale of business unit                                             -        2,000
       Cash paid to acquire Capacitores, net of cash acquired                     (1,721)           -
       Acquisition of plant and equipment                                         (2,056)        (941)
       Other                                                                          87         (252)
                                                                              ----------   ----------
Net cash (used in) provided by investing activities                               (3,690)         807
                                                                              ----------   ----------

Cash flows from financing activities:
      Net repayments under lines of credit                                        (1,665)        (608)
      Proceeds from issuance of term debt                                         12,671            -
      Repayment of long-term debt                                                 (9,156)      (1,763)
      Proceeds from employee stock purchase
       plan and exercise of stock options                                             16           10
                                                                              ----------   ----------
Net cash (used in) provided by financing activities                                1,866       (2,361)
                                                                              ----------   ----------
Effects of exchange rate on cash                                                     (26)        (130)
                                                                              ----------   ----------
Increase (decrease) in cash                                                           78          (68)
Cash at beginning of year                                                          1,149          693
                                                                              ----------   ----------
Cash at end of period                                                         $    1,227   $      625
                                                                              ==========   ==========


    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                             AEROVOX INCORPORATED
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     These unaudited, condensed, consolidated financial statements should be read in conjunction with Aerovox Inc.'s ("the Company") Annual Report on Form 10-K for the fiscal year ended January 2, 1999, and the financial statements and footnotes included therein. In the opinion of management, the accompanying financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The balance sheet data as of January 2, 1999, included herein, is derived from the Company's audited financial statements as of January 2, 1999.

     Fiscal 1999 consists of 52 weeks, and will end on January 1, 2000.

(2)  EARNINGS PER SHARE (BASIC AND DILUTED)

     Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during the year, calculated under the treasury stock method.

-------------------------------------------------------------------------------------------------------------------------------
                  For the Three Months Ended  For the Three Months Ended  For the Nine Months Ended   For the Nine Months Ended
                        October 2, 1999          September 26, 1998            October 2, 1999            September 26, 1998
-------------------------------------------------------------------------------------------------------------------------------
                   Net      Shares     Per     Net      Shares     Per     Net     Shares      Per     Net      Shares    Per
                  income              share   income              share   income              share   income             share
                                      amount                      amount                      amount                     amount
-------------------------------------------------------------------------------------------------------------------------------
Basic Earnings
Per Share         $  104  5,398,537   $ 0.02  $  550  5,388,235   $ 0.10  $1,234  5,396,354   $ 0.23  $1,623  5,386,721  $ 0.30

-------------------------------------------------------------------------------------------------------------------------------
Dilutive Securities:
-------------------------------------------------------------------------------------------------------------------------------
Options                         505                       7,247                         505                      15,009
-------------------------------------------------------------------------------------------------------------------------------
Diluted
Earnings Per      $  104  5,399,042   $ 0.02  $  550  5,395,482   $ 0.10  $1,234  5,396,859   $ 0.23  $1,623  5,401,730  $ 0.30
Share
-------------------------------------------------------------------------------------------------------------------------------

     Options to purchase 740,875 shares of common stock at prices ranging from $2.813 to $9.625 per share were outstanding at October 2, 1999, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of common shares during the three months ended October 2, 1999. Options to purchase 6,000 shares of common stock at the price of $2.50 were outstanding at October 2, 1999, and were included in the calculation of dilutive shares under the treasury stock method because they had a dilutive effect on earnings per share for the three months ended October 2, 1999.

     Options to purchase 686,375 shares of common stock at prices ranging from $3.375 to $9.625 per share were outstanding at September 26, 1998 but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of common shares during the three months ended September 26, 1998. Options to purchase 92,500 shares of common stock at the price of $3.00 per share were outstanding at September 26, 1998 and were included in the calculation of dilutive shares under the treasury stock method because they had a dilutive effect on earnings per share for the three months ended September 26, 1998.

     Redeemable common stock was issued in the acquisition of Capacitores Unidos, S.A. de C.V. (See Note 5.) The 700,000 shares are anti-dilutive as the Company's book value at October 2, 1999, exceeds the average market value of its outstanding common stock for the quarter ending October 2, 1999.

(3)  COMPREHENSIVE INCOME

     The Company's comprehensive earnings were as follows:

   (In Thousands)                              For the Three Months          For the Nine Months
                                                      Ended                         Ended
                                               Oct. 2,     Sept. 26,       Oct. 2,         Sept. 26,
                                               -------     ---------       -------         ---------
                                                 1999         1998           1999            1998
                                                 ----         ----           ----            ----
   Net income                                  $   104     $     550       $ 1,234         $   1,623
   Foreign currency translation adjustment         389            55           103              (101)
                                               -------     ---------       -------         ---------

   Total comprehensive income                  $   493     $     605       $ 1,337         $   1,522
                                               =======     =========       =======         =========


(4)  NEW ACCOUNTING PRONOUNCEMENTS

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, SFAS 137 "Deferral of the Effective Date of SFAS 133" was issued to amend the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under the new Statement, the accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS 133 for its fiscal year beginning December 31, 2000. Management estimates that the effect of adopting SFAS 133 would not be material to the consolidated financial statements.

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

     The aggregate consideration of $7,826,643 paid for the capital stock of Capacitores consisted of (i) the assumption of obligations of Capacitores arising from its purchase of assets from CGE, principally three notes totaling $3,470,000, one of which, in the amount of $1,750,000, was paid by the Company on April 6, 1999; the remaining two notes are in the amounts of $1,509,000 and $211,000, and bear interest at 5.10% and 5.22% per annum respectively, and mature at April 1, 2000 and April 1, 2001 respectively,
     (ii) notes of the Company aggregating $1,089,000, accruing interest at a rate of 5.22% per annum and payable in full on April 4, 2001, (iii) notes of the Company aggregating $350,000, accruing interest at a rate of 5.32% per annum and payable in full on April 5, 2002, and (iv) 700,000 shares of common stock of the Company (the "Registrant Stock"). Each of the Sellers executed a Stockholders Agreement, dated as of April 5, 1999, with the Company which provides for certain restrictions on the transfer of the Registrant Stock and provides that, in certain circumstances and at a date not earlier than April 5, 2003, nor later than May 5, 2003, the holders of such Registrant Stock may require the Company to purchase the Registrant Stock at the then current book value of the Company. The total of $2,917,643 was ascribed to the Registrant Stock which was composed of the fair market value of the stock on the date of the transaction, and the amount ascribed to the right of the Sellers to require the Company to repurchase the stock at a future date at the then current book value. As of October 2, 1999, the fair value of the right of the Sellers to require the Company to repurchase the stock was approximately $1,080,000.

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

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended October 2, 1999 compared to Three Months Ended September 26, 1998.

Net sales for the third quarter of 1999 totaled $26.7 million compared with $27.4 million for the third quarter of 1998, a decrease of $0.7 million or 2.4%. The reduction in revenue for the quarter was a result of lower sales within North American operations and at BHC Aerovox Ltd. ("BHC"), the Company's UK subsidiary, partially offset by sales at CGE Aerovox ("CGE"), the Company's subsidiary in Mexico City, which was acquired on April 5, 1999.

Gross profits for the third quarter of 1999 totaled $4.8 million or 17.9% of net sales compared with $4.5 million or 16.6% of net sales, for the same period in 1998. Gross profits improved due to cost control programs within the North American plants, improved volume in the more profitable lines of business, and the selective reduction of business among less profitable accounts and product lines. At BHC, gross margins were 14.0% of sales during the third quarter of 1999 compared with 16.6% during the third quarter of 1998 principally due to lower volumes of sales and production.

Selling, general and administrative expenses for the third quarter of 1999 totaled $4.3 million compared with $4.4 million for the same period in 1998. Expenses incurred within the CGE operation, approximately $0.5 million, were offset primarily by reductions of consulting expenses related to the Company's implementation of its new information systems in 1998.

Income from operations during the third quarter of 1999 increased 418% to $0.5 million from the third quarter a year earlier due to improved margins and a reduction in selling, general and administrative spending.

During the third quarter of 1998, the Company had a one-time gain of $0.9 million from the sale of its Power Factor Correction ("PFC") systems business.

Interest expense for the third quarter of 1999 was $0.5 million, compared with $0.4 million in the same period of 1998. The increase was due to higher levels of outstanding debt during the third quarter of 1999 compared with the same period last year. Other income of $0.1 million was primarily due to exchange rate gains.

Income before taxes was $0.1 million or 0.6% of net sales compared with $0.8 million or 3.0% of net sales for the third quarter of 1998.

The provision for income taxes for the third quarter of 1999 was $0.6 million, reflecting statutory rates plus adjustments for certain credits, compared with $0.3 million in the third quarter of 1998.

Net income for the quarter was $0.1 million or $0.02 per common share - basic and diluted, compared with net income in the third quarter of 1998 of $0.6 million or $0.10 per common share - basic and diluted.

Nine Months Ended October 2, 1999 compared to Nine Months Ended September 26, 1998.

Net sales for the nine months ended October 2, 1999 were $85.7 million, compared with net sales of $89.1 million during the first three quarters of 1998, a decline of 3.8%. Weak demand within the European capacitor industry led to a decline of approximately 20% in sales by BHC. In North America, sales from CGE offset lower sales resulting from the 1998 sale of the PFC systems business and lower prices for lighting and motor run capacitors.

Gross profits for the first three quarters of 1999 were $15.9 million, 0.5% lower than the comparable period in 1998. In the North American plants, gross profits improved due to cost control programs, improved volume in the more profitable lines of business and the selective reduction of business among less profitable accounts and product lines. As a percentage of sales, gross margins increased to 19.3% for the nine months ended October 2, 1999 from 17.9% for the nine months ended September 26, 1998. At BHC, gross margins were down significantly due to lower volumes of sales and production.

Selling, general, and administrative expenses were $12.6 million during the nine months ended October 2, 1999, a 7.0% decrease from $13.5 million for the nine months ended September 26, 1998. As a percentage of net sales, selling, general, and administrative spending was 14.7% during the first three quarters of 1999 compared with 15.2% during the three quarters of 1998. These costs included $1.0 million of selling, general and administrative expense from CGE during 1999. Selling, general, and administrative expenses for the three quarters of 1998 included costs associated with the conversion to new information systems, which are now operational.

Income from operations increased 35.8% during the first three quarters of 1999 to $3.3 million, compared with $2.4 million during the first three quarters of 1998. Operating income from North American operations increased 221% to $3.5 million, while in the UK, a loss of $0.2 million was incurred compared with a profit of $1.3 million during the same period a year earlier.

During the first three quarters of 1998, the Company had a one-time gain of $0.9 million from the sale of the PFC systems business.

Interest expense for the first three quarters of 1999 was $1.3 million, compared with $1.2 million during the same period of 1998. The increase was due to a higher level of outstanding debt during the first three quarters of 1999 compared with the same period last year. Other income was $0.1 million for the nine months ended October 2, 1999, compared with $0.3 million for the nine months ended September 26, 1998.

Income before taxes during the first three quarters of 1999 was $2.1 million, or 2.4% of sales compared to $2.5 million, or 2.8% of sales during the first nine months of 1998.

The provision for income taxes for the first three quarters of 1999 was $0.8 million compared with $0.9 million during the comparable period in 1998. This reflects statutory rates plus adjustments for certain credits.

Net income for the nine months ended October 2, 1999 was $1.2 million, or $0.23 per common share - basic and diluted, compared with net income of $1.6 million, or $0.30 per common share during the first three quarters of 1998.

Liquidity and Capital Resources

Cash at the end of the third quarter of 1999 totaled $1.2 million compared with $1.1 million as of January 2, 1999. Working capital totaled $18.1 million on October 2, 1999, and was $13.5 million at January 2, 1999. Current ratio at October 2, 1999 was 1.9:1, compared with a ratio of 1.6:1 at January 2, 1999. At the end of the third quarter of 1999, the Company had borrowings of $23.6 million compared with $18.6 million at January 2, 1999. Of the increase, approximately $5.4 million represents notes and increases in bank credits incurred as a result of the CGE acquisition.

During the second quarter of 1999, the Company renewed or replaced its Revolving Credit Agreements. BHC reached agreement with a lender for a credit line of 4.0 million British Pounds ($6.4 million at quarter-end exchange rates), consisting of term and revolving debt. This line was executed in May 1999, and was used to pay off the existing bank debt. At October 2, 1999, $4.9 million was outstanding under the new BHC credit agreements, compared with $5.3 million outstanding at January 2, 1999 under prior BHC credit agreements.

The Company's Revolving Credit Agreement with a U.S. bank was renewed and amended on June 30, 1999, providing for a credit line of $14.4 million to the Company, secured by certain accounts receivable and inventory. The agreement, which extends to May 31, 2002, provides for interest payable in arrears at the bank's base rate. In addition, the Company has the option to convert from a bank base rate loan into a Eurodollar loan at the Eurodollar (LIBOR) rate plus 2% per annum. The Company also has the option to convert up to $4.0 million of loans to a Bankers Acceptance facility at interest rates equal to the per annum average discount rate quoted to the bank on the date of request for such facility, plus 1.75% per annum. The outstanding balance of loans under this agreement was $5.2 million at October 2, 1999. At October 2, 1999, the Company was in compliance with all financial covenants specified in the agreements.

The Company also has a term loan for $12.0 million, collateralized by certain equipment in the U.S. At October 2, 1999, $8.1 million was outstanding under this agreement, bearing interest at 7.80% annually, and with 65 remaining monthly principal payments of $125,000. At October 2, 1999, the Company was in compliance with all financial covenants specified in the agreement.

An Industrial Revenue Bond was issued in July 1982 to finance the acquisition of equipment. Principal and interest, at an annual rate of 7.42%, are payable monthly to July 1, 2002. On October 2, 1999, the bond balance outstanding under this agreement was $1.3 million compared with $1.8 million on January 2, 1999.

Management believes existing cash and short-term investments together with funds generated from operations will be sufficient to meet operating requirements for the next 12 months.

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

The aggregate consideration of $7,826,643 paid for the capital stock of Capacitores consisted of (i) the assumption of obligations of Capacitores arising from its purchase of assets from CGE, principally three notes totaling $3,470,000, one of which, in the amount of $1,750,000, was paid by the Company on April 6, 1999; the remaining two notes are in the amounts of $1,509,000 and $211,000, and bear interest at 5.10% and 5.22% per annum respectively, and mature at April 1, 2000 and April 1, 2001 respectively, (ii) notes of the Company aggregating $1,089,000, accruing interest at a rate of 5.22% per annum and payable in full on April 4, 2001, (iii) notes of the Company aggregating $350,000, accruing interest at a rate of 5.32% per annum and payable in full on April 5, 2002, and (iv) 700,000 shares of common stock of the Company (the "Registrant Stock"). Each of the Sellers executed a Stockholders Agreement, dated as of April 5, 1999, with the Company which provides for certain restrictions on the transfer of the Registrant Stock and provides that, in certain circumstances and at a date not earlier than April 5, 2003, nor later than May 5, 2003, the holders of such Registrant Stock may require the Company to purchase the Registrant Stock at the then current book value of the Company. The total of $2,917,643 was ascribed to the Registrant Stock which was composed of the fair market value of the stock on the date of the transaction, and the amount ascribed to the right of the Sellers to require the Company to repurchase the stock at a future date at the then current book value. As of October 2, 1999, the fair value of the right of the Sellers to require the Company to repurchase the stock was approximately $1,080,000.

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

PATENT INFRINGEMENT SUIT

On September 28, 1999 the Company announced that it has filed a patent infringement suit in Los Angeles, CA against several Korean manufacturers and their U.S. affiliates. The lawsuit names Korean manufacturers Samwha Capacitor Company Ltd., Kuk Kwang Electric Company Ltd. and Dae Yeong Company Ltd. Also named are the companies' American associates, Samwha U.S.A. and Pacific Rim Components Corporation.

The suit alleges the named parties have, and continue to, infringe its patent for the impregnation and encapsulation of motor run capacitors. The Company is seeking a permanent injunction against all of the defendants and unspecified damages.

YEAR 2000 ISSUE

Many currently installed computer systems, software products and other equipment utilizing microprocessors are coded to accept only two-digit entries in the date code's "year" field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. This is commonly referred to as the "Year 2000" or "Y2K" issue.

The Company commenced a program in 1997 to identify, remediate, test and develop contingency plans for the Year 2000 issue. As part of this program, the Company has completed implementation of a state-of-the-art and Y2K-compliant enterprise resource planning ("ERP") system at all Company locations. The ERP system includes the principal accounting, manufacturing, and customer service information processing systems for the Company. Additional projects are underway to upgrade or replace other equipment or software identified in its review. All such identified equipment and software were in compliance with Y2K software by September 30, 1999. In addition, the Company is continually evaluating the software and systems of the Company's customers and third-party suppliers. The Company's products have no date-oriented functionality and, therefore, pose no risks to customers with respect to the Year 2000 issue.

Satisfactorily addressing the Year 2000 issue is dependent on many factors, some of which are not completely within the Company's control. Should the Company's internal systems or the internal systems of one or more significant suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

ENVIRONMENTAL STATUS

On October 4, 1999, the Company announced that it has reached a final agreement with the U.S. Environmental Protection Agency regarding the remediation of polychlorinated biphenyls ("PCBs") present in its New Bedford facility.

Under the agreement, the Company has agreed to relocate its Belleville Avenue operations to another area within 16 months, demolish the existing building and cap the site by November 2011, and continue safety measures implemented in 1997, which reduce employees' contact with PCBs in the workplace.

At year-end 1997, the Company posted a provision of $13.0 million for environmental costs, plant remediation and impairment of assets. The provision included a $7.2 million reserve for environmental remediation and associated consulting, legal and engineering costs posted as a result of the identification of PCBs in the plant. From that date through October 2, 1999, $0.6 million was charged to the reserve, primarily for legal and engineering expenses.

Management believes the reserve is adequate for the cost of activities described above.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, SFAS 137 "Deferral of the Effective Date of SFAS 133" was issued to amend the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under the new Statement, the accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS 133 for its fiscal year beginning December 31, 2000. Management estimates that the effect of adopting SFAS 133 would not be material to the consolidated financial statements.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

6 (a).  Exhibits: None
6 (b). Reports on Form 8-K: On August 30, 1999, the Company filed Form 8-K relating to the resignation of Chief Financial Officer, Jeffrey A. Templer. On September 17, 1999, the Company filed Form 8-K relating to the appointment of Martin A. Zelbow as Interim Chief Financial Officer. On October 4, 1999, the Company filed Form 8-K relating to its patent infringement lawsuit against several Korean manufacturers and their U.S. associates. On October 21, 1999, the Company filed Form 8-K relating to the extension of its Shareholder Rights Plan and appointment of a new Rights Agent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AEROVOX INCORPORATED

DATE November 16, 1999                  BY /S/ ROBERT D. ELLIOTT
                                        ------------------------
                                        Robert D. Elliott
                                        President and Chief Executive Officer