Form 10-K
period 2000-01-01
AEROVOX INC
filed 2000-03-31
CIK 856164

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                1999 FORM 10-K
(Mark One)
 X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
---                     SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 1, 2000

                                      or

___          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________to ________
                         Commission File No.: 0-18018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past ninety days. Yes  X   No ___
                                           ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Shares Outstanding of the Registrant's Common Stock at March 20, 2000: 6,110,380 Aggregate market value of voting stock held by non-affiliates of the registrant at March 20, 2000: $16,359,590

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended January 1, 2000 are incorporated by reference into Parts I, II and IV hereof. Portions of the Registrant's definitive Proxy Statement for use at the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

An index to exhibits filed with this Report on Form 10-K appears at pages 21 through 25 hereof.

                                    PART I

ITEM 1.  Business

Aerovox's predecessor, Aerovox Corporation, began in 1922 producing crystal wireless radios. In 1973 the Aerovox AC capacitor operations, including a plant in New Bedford, Massachusetts, together with the Aerovox name, were purchased from Aerovox Corporation by a newly created corporation, Aerovox Industries. In 1978, RTE Corporation ("RTE"), a manufacturer of distribution transformers and other utility electrical products, purchased all of the assets of Aerovox Industries through its newly organized subsidiary, Aerovox Incorporated, a Massachusetts corporation ("Aerovox Massachusetts"). In 1988 RTE was acquired by Cooper Industries ("Cooper"), and Aerovox Massachusetts became an indirect wholly owned subsidiary of Cooper, through Aerovox Holding Company ("AHC"); a Delaware corporation incorporated on May 3, 1988. On May 26, 1989 Aerovox Massachusetts was merged into AHC and AHC's name was changed to Aerovox Incorporated. The sole purpose of this merger was to eliminate the passive holding company structure. On February 26, 1990, 5,095,086 shares of Aerovox Common Stock were distributed to Cooper shareholders of record on May 5, 1989.

On March 5, 1993 Aerovox purchased all the stock of Aero M, Inc., an aluminum electrolytic capacitor manufacturer, from Cooper Industries and subsequently merged that company into Aerovox Incorporated. On March 11, 1993 Aerovox purchased certain assets of British aluminum electrolytic capacitor manufacturer, BH Components Ltd., and formed a new company, BHC Aerovox Ltd. which is located in Weymouth, England.

In August 1998 the Company sold its Power Factor Correction business unit to a division of General Electric.

On April 5, 1999 the Company purchased all of the outstanding capital stock of Capacitores Unidos, S.A. de C.V. ("CUSA"), a corporation organized under the laws of Mexico for the purpose of acquiring certain assets of Compania General de Electronica, S.A. de C.V. and merged CUSA into Aerovox de Mexico, S.A. de C.V.

The Company's product lines are manufactured in its four North American capacitor plants - one in New Bedford, Massachusetts, two in Juarez, Mexico and one in Mexico City, Mexico, and at its subsidiary, BHC Aerovox Ltd., in Weymouth, England. A principal component, aluminum foil for electrolytic capacitors, is produced in the Aerovox plant in Huntsville, Alabama.

In August 1999 the Company disclosed its ongoing efforts to merge its three Mexican operations into two by transferring the production of AC motor start capacitors and certain AC film capacitors for lighting applications from Juarez to Mexico City and to consolidate its Juarez operations into the larger of its two existing plants there.

Also in August 1999 the Company broke ground on its new corporate headquarters and manufacturing facility in New Bedford, MA. A phased transition to the new facility is expected to be complete by the end of 2000.

Product Description

Aerovox is a leading manufacturer of electrostatic (film and paper) and aluminum electrolytic capacitors, sold worldwide, principally to original equipment manufacturers (OEMs) for use as components in electrical and electronic products.

Capacitors are basic electrical components that store electrical energy and regulate the frequency, timing and condition of electrical signals. They are used to release predetermined amounts of energy and assist in running an electrical device, to send predetermined amounts of energy to start an electrical device or to store energy for releases at unscheduled future times. A principal functional element of every capacitor is its dielectric (nonconductive) material, which functions as an insulator separating two electrically charged plates (electrodes). Dielectric systems can be made using a variety of materials, such as air, ceramic, tantalum oxide, aluminum oxide, polypropylene film and paper. The capacitors manufactured by the Company generally use film, paper and aluminum oxide as the dielectric material.

Markets and Applications

--------------------------------------------------------------------------------------------------------------
Markets                     Applications                                   Aerovox Products
==============================================================================================================
Motors                      Compressors, air conditioners, pumps,          AC Oil Capacitors
                            refrigeration, laundry equipment,  garage      AC Dry Capacitors
                            door openers, hospital beds                    Aluminum Electrolytic Capacitors
--------------------------------------------------------------------------------------------------------------
Lighting                    Electromagnetic and electronic ballasts for    AC Oil Capacitors
                            fluorescent and high intensity                 AC Dry Capacitors
                            discharge (HID) fixtures and strobe lights     DC Film Capacitors
                                                                           Aluminum Electrolytic Capacitors
--------------------------------------------------------------------------------------------------------------
Power Electronics           Variable speed drives, uninterruptible power   DC Film Capacitors
                            supplies (UPS), power supplies,                AC Oil Capacitors
                            transportation, welders, motor speed           AC Dry Capacitors
                            controllers, telecommunications equipment,     Aluminum Electrolytic Capacitors
                            audio/visual equipment, battery chargers
--------------------------------------------------------------------------------------------------------------
Specialty                   Medical equipment (defibrillator, X-ray        Custom and Pulse Power Capacitors
                            equipment), industrial equipment,              High Voltage Capacitors
                            government and university research, power      Power Factor Correction Capacitors
                            factor control systems
--------------------------------------------------------------------------------------------------------------
EMI/RFI Filters             Power supplies, industrial equipment,          Custom and General Purposes
                            computer and telecommunications equipment      EMI/RFI Filters
                            and appliances
--------------------------------------------------------------------------------------------------------------

NORTH AMERICAN CAPACITOR OPERATIONS

Electrostatic Capacitors

Aerovox has manufactured electrostatic capacitors in New Bedford, Massachusetts since 1938 and in Juarez, Mexico where the Company began manufacturing its most labor intensive film capacitors in 1992.

All Aerovox alternating current ("AC") film capacitors are manufactured with polypropylene film and/or kraft paper or polyester film (used in small units) as the dielectric system. Aerovox's AC capacitors are utilized for continuous duty in starting permanent split-phase motors and then provide power factor correction during the running phase of the motor circuit. Applications include air conditioners, pumps, refrigerators and other types of equipment. Aerovox AC film capacitors are also utilized in ballasts for high intensity discharge ("HID") and fluorescent magnetic lighting fixtures, uninterruptible power supplies ("UPS"), power supplies and in welding equipment.

Direct current ("DC") film capacitors utilize polyester films and polypropylene (for high frequency applications) as the dielectric system. Applications for Aerovox DC film capacitors include lighting (for electronic ballasts in fluorescent fixtures), UPS and power supplies, variable speed drives and equipment for audio, communications and welding applications.

The Company offers a complete line of high-voltage, multi-purpose custom and pulse power capacitors for medical, industrial and government applications. The smaller models in this product line are used as components in photocopiers, laser equipment, defibrillators and other medical equipment, power supply systems and welding equipment. Aerovox's larger DC capacitors are used in government and university fusion power and particle acceleration research products, government weaponry systems, in equipment for high-energy x-rays and in high-speed trains.

Aluminum Electrolytic Capacitors

Aerovox has manufactured AC and DC aluminum electrolytic capacitors for North and South America and Far East markets in Juarez, Mexico since 1993. Aerovox's AC motor start capacitors are utilized for intermittent duty in the starting of electric motors and in limited gear motor applications. Start capacitors of this type are used in compressor motors, pump motors, dental chairs, garage door openers and other similar applications.

The Company's DC aluminum electrolytic capacitors are used in the electrical equipment and electronic industry primarily for applications such as power supplies, UPS, motor drives and energy discharge applications such as welding, strobes and photo flash.

EMI /RFI Filters

Also organized as an integrated business within the Company is the EMI Filters Business Unit. EMI filters protect electronic equipment from electrical interference ("noise") coming from the power source and suppress high-frequency interference that would otherwise be transmitted out of the equipment along the power cord. They can also be used to suppress high-frequency and unintentional noise generated in electronic and electromechanical equipment. Applications for EMI filters include computer and computer peripheral equipment, telecommunications and variable speed drives. They are also used in sensitive electronic tests and medical equipment. The Company's EMI filter product lines are assembled in Juarez, Mexico.

Competition

Electrostatic Capacitors

AC capacitors are made by several domestic and foreign manufacturers and competition is intense. In the North American AC capacitor market, Aerovox competes primarily with domestic manufacturers. Aerovox and the General Electric Company are the primary producers, each offering a full line of AC products. Four other suppliers - York, Commonwealth Sprague, American Radionics and Magnetek - though smaller, all manufacture quality products and contribute to price competition.

Far East manufacturers are beginning to make inroads into the U.S. markets and passage in Congress in early 1997 of the Information Technology Agreement (ITA) is expected to increase Far East competition, in particular. (The ITA eliminates tariffs on capacitors coming into the United States in four equal steps; beginning in July 1997. The staged elimination will be completed by July 2000.) The principal competitive factors in the industry include product quality and reliability, competitive prices, on-time delivery, customer service, the ability to meet rigid customer specifications, currency fluctuations and the ability to add value to the customer's product.

The North American business of Aerovox is not a major supplier of general purpose AC capacitors in either Europe or Asia and faces strong competition from locally based manufacturers in those markets. However, Aerovox has successfully marketed energy discharge capacitors for specialized applications in Europe and in the Korean market.

A significant number of DC film capacitor manufacturers, both domestic and international, serve the North American market, including Vishay and Matsushita, both of which are larger and have more resources than Aerovox. Accordingly, Aerovox faces stiff competition and enjoys only a minor share of this market. The competitive factors are primarily quality, delivery and pricing.

Aluminum Electrolytic Capacitors

In the North American AC motor-start capacitor market, Aerovox has two major competitors - BC Components and North American Capacitor Company (NACC). Offshore competition has not been a factor in this market, but this situation may change with the tariff elimination resulting from passage of the ITA. The principal competitive factors in the industry are pricing, delivery, quality and customer service.

The large can computer grade DC electrolytic capacitor market is dominated by Cornell Dubilier Electronics, BC Components and United Chemi-Con. This marketplace has minimal standardization and is considered application specific, normally requiring design-in and qualification testing by its customers.

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

In 1997 the Company initiated an on-going program to significantly improve operating efficiency. In all its plants, goals to improve on-time delivery performance, to reduce cycle times, and to reduce inventory investment have been established and information systems, materials acquisition and flows and production have been re-designed to meet these goals. Continuous flow pull-through techniques, with emphasis on speed and waste elimination, are replacing inflexible large-quantity batch production on the factory floor. As a result of these efforts, income from operations, gross profits, lead times and on-time deliveries saw significant improvements in 1999.

In December 1992 the Company formed a maquiladora in Juarez, Mexico for the assembly of high labor content AC capacitor products and EMI filters. Both oil-filled and dry AC and DC film capacitors, in addition to EMI filters, are now assembled in this plant (referred to as Plant II by the Company). As part of the Company's restructuring plan, the manufacture of the above-mentioned products will be shifted during 2000 to Plant I in Juarez and Plant II will subsequently be closed. The production of AC motor start capacitors and certain AC film capacitors for lighting applications will be transferred from Plant I to Mexico City.

A special products department in New Bedford assembles the custom and pulse power product lines.

The key material element of an aluminum electrolytic capacitor is an essentially pure aluminum foil that has been processed, chemically and electrically, to meet the capacitance and voltage specifications of the finished capacitor. This processing, known as etching and forming of the aluminum foil, is done at the Aerovox plant in Huntsville, Alabama. Slitting of the processed foil to required widths is also completed at this plant. The foil is then forwarded to Plant I in Juarez, Aerovox de Mexico in Mexico City and to BHC Aerovox in England for assembly into a finished aluminum electrolytic capacitor.

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

Competition

There is keen competition from a number of European and Far Eastern suppliers for all of the aluminum electrolytic products made by BHC Aerovox. Among the more significant competitors are Siemens and Evox-Rifa. In each of the main countries, there is at least one local supplier. BHC Aerovox has increased its market share by offering technical backup to support a range of high-quality, technically advanced products at value prices.

The main competitors for microwave oven capacitors are in Korea. Competitive factors are mainly due to pricing.

BHC's margins are subject to influence by foreign currency exchange rates. In order to protect itself from adverse currency fluctuations, BHC now purchases many of its raw materials in European currency units ("euros"). Approximately 70% of all sales are outside the United Kingdom, primarily into Europe and are typically priced in the local currency.

Manufacturing

BHC Aerovox purchases etched aluminum foil from three sources, including the Aerovox foil operation in Huntsville. The etched foil is processed to form a dielectric (aluminum oxide) layer according to the voltage requirements. This processed foil is slit to the required width, wound with specially selected tissue, impregnated with an electrolyte fluid and then assembled into containers. A large part of the production is for non-standard parts, custom designed to meet the specific customer applications. In 1999 BHC Aerovox completed a program of significant investment to upgrade and automate its capacitor assembly operations.

BHC's microwave production is based on the proven technology from Aerovox USA and incorporates relatively new product lines.

AEROVOX DE MEXICO

Acquired in April 1999, Aerovox de Mexico S.A. de C.V., located in Mexico City, Mexico is a leading manufacturer of motor start, motor run and film capacitors in Latin America.

Products and Markets

Aerovox de Mexico is a major supplier of AC motor start and run capacitors to the Latin American market, serving such applications as motors, lighting equipment and electronics. Additionally, Aerovox de Mexico supplies capacitors to all the major European ballast and lighting manufacturers. Other applications for their products include telecommunication equipment, home appliances and HVAC equipment.

Competition

Brazilian and Far Eastern suppliers present competitive factors for all products made by Aerovox de Mexico with Siemens and Lorenzetti representing the most noteworthy competitors. In addition, there is at least one local supplier of capacitors within each country in Latin America. In order to combat competitive pressures, Aerovox de Mexico sells its products through a readily available, wide network of independent distributors throughout Latin America.

Foreign currency exchange rates influence the business of Aerovox de Mexico. Raw material is purchased in U.S. dollars from the parent company and more than half of all sales are outside Mexico, primarily to Europe and Latin America.

Manufacturing

Aerovox de Mexico uses three sources for etched aluminum foil, including the Aerovox foil operation in Huntsville. The subsidiary purchases polymer film and aluminum foil and winds the material to customer-specified voltages and ratings. Since 1995, significant investments have been made to improve operating efficiencies and throughputs.

GENERAL

Sales and Distribution

Aerovox sells its products worldwide to over 1,000 customers, primarily original equipment manufacturers ("OEMs"), who purchase capacitors and other products manufactured by the Company for use as components in the products they manufacture. No one customer in 1999 accounted for 10% or more of the net sales of the Company. In 1999 approximately 42% of the Company's net sales were to its ten largest customers and 88% were made to its 100 largest customers. The Company expects that sales to these customers will continue to represent a significant portion of its total sales.

Sales to customers outside the U.S., primarily from BHC Aerovox Ltd., the Company's United Kingdom subsidiary and Aerovox de Mexico in Mexico City, represented approximately 33% of total sales in 1999.

The Company markets its products directly to domestic OEMs and through a network of independent manufacturers' sales representative organizations which collectively employ over 180 sales people, and in the case of certain large customers, directly through its own sales force. In England, Europe and Latin America, the Company also sells directly to OEMs and through independent manufacturers' representatives. In addition, independent sales organizations represent the Company in the Far East, Japan, Australia, Mexico, the Middle East and South America. A smaller portion of the Company's sales are through distributors. The Company continually reviews the performance of its independent representatives, and from time to time, makes changes in its relationships with them.

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

A critical element to the Company's strategy is its emphasis on customer service. The Company maintains continual, multi-level contacts with many customers and places a high priority on meeting each customer's requirements in a timely manner.

Backlog

Aerovox's total backlog represents approximately four weeks of production. The Company's manufacturing lead times vary from one to six weeks depending on the product type, although some filter products and special larger pulse power products that must be built specifically to order may require longer lead times. The Company books orders, for purposes of calculating backlog, when a firm delivery date that is no more than twelve months out is scheduled. The trend of major OEM customers to demand shipments from stock, as noted above, reduces the order backlog and short-term visibility of demand. The total active backlog was $20.4 million at February 26, 2000 and $13.9 million at February 27, 1999. The Company expects to fill all backlog orders scheduled for 2000 delivery.

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

The Company adheres to worldwide quality standards in all its operations. Its North American manufacturing facilities in New Bedford, Massachusetts and Juarez, Mexico have achieved International Standards Organization (ISO) 9002 certification. BHC Aerovox Ltd. has been ISO 9001 certified for several years and Aerovox de Mexico in Mexico City achieved ISO 9001 status in March 2000.

Management Information and Control Systems

In 1999 the Company completed a company-wide project to convert all management information and control systems to an integrated and uniform system that is compliant with year 2000 computing requirements. In addition to meeting compliance requirements, the Company expects to gain the benefit of better, more consistent and more timely information.

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

Patents, Licenses and Trademarks

The Company's most important intellectual property is its capacitor manufacturing processes which have been developed over a period of many years. Aerovox has approximately eleven active patents and four pending patents.

Aerovox licenses some of its product technology and process know-how to Lumisistemas in Mexico. An agreement renewing the license was signed by both companies in September 1996. The Company has also granted a license to American Radionic to make, use, import, sell and/or offer for sale a certain capacitor patented by Aerovox

The Aerovox trademark is registered or registration is pending in 22 countries in Europe, North and South America, the Far East, the Middle East and Australia. This trademark has been in force since 1976. In addition, the Company holds or has pending, fifteen other United States registered trademarks, some of which are registered in other countries. The duration of Aerovox's product trademark registrations range from one year to fifty-nine years. The Company believes that its trademark status helps to maintain the proprietary nature of its products.

Employees

As of February 26, 2000 Aerovox had 1,496 employees worldwide. An aggregate of 227 employees hold salaried management, supervisory, sales and clerical positions and 1,269 hourly employees are engaged in production and related activities. Unions represent 2.6% of the employees. None of the Company's production departments are unionized. Approximately 438 employees have been with their respective Aerovox company for ten years or more.

Aerovox considers its employee relations to be good. There have been no labor stoppages in recent years and union contracts have been renegotiated without difficulty. In New Bedford, a three-year agreement with the International Union of Operating Engineers is set to expire in April 2001, and a three-year contract with the International Brotherhood of Electrical Workers will also expire in April 2001.

Environmental Compliance

The Company has made substantial capital expenditures on environmental controls and compliance at its facilities. See "Environmental Matters" below.

ITEM 2.  Properties

--------------------------------------------------------------------------------
                                                                   Year Lease
Property                           Sq. Feet      Owned/Leased       Expires
--------------------------------------------------------------------------------
New Bedford, MA                     435,000          Owned             --
--------------------------------------------------------------------------------
Huntsville, AL                       85,000          Owned             --
--------------------------------------------------------------------------------
Juarez, Mexico                       45,000         Leased            2000
--------------------------------------------------------------------------------
Juarez, Mexico                      100,000         Leased            2003
--------------------------------------------------------------------------------
Mexico City, Mexico                 110,000         Leased            2004
--------------------------------------------------------------------------------
Weymouth, England                    35,000         Leased            2008
--------------------------------------------------------------------------------
Weymouth, England                    37,000          Owned             --
--------------------------------------------------------------------------------

Prior to 1997 the Company invested in automation and equipment necessary to increase production capability (primarily for the metallized polypropylene product line) in New Bedford. In Weymouth, England, a 27,000 square foot building to facilitate expanded aluminum electrolytic capacitor and microwave oven capacitor production was completed in 1995 and $1.4 million was spent on new production equipment at that plant in 1998. During 1998 and 1999, capital spending at the Company's North American plants has been limited to maintenance, environmental and cost reduction projects. Quality control and research and development labs were installed at the plant in

Huntsville, Alabama during 1995. The Company believes that its facilities are adequate for its foreseeable needs.

As a result of the environmental matter related to the Company's New Bedford plant, as described in Item 3 below, the Company is constructing a new 136,000 square foot manufacturing plant and corporate offices in New Bedford, MA. The building is scheduled to be ready for occupancy in summer 2000 and the Company expects to complete the relocation of manufacturing and office functions by the end of 2000.

Construction costs for the building are expected to total approximately $6.3 million. In addition, the Company will acquire new equipment with an expected cost of $4.6 million. To finance this project, on March 22, 2000, the Company closed on a $10.2 million private placement of fifteen-year taxable notes.

ITEM 3.  Environmental Matters

The Company manufactures film capacitors and maintains its corporate offices in a building located in New Bedford, Massachusetts, which has been occupied by the Company and predecessor organizations also engaged in the manufacture of capacitors since 1938. In June 1997 the United States Environmental Protection Agency ("EPA") conducted tests that revealed the presence of polychlorinated biphenyls ("PCBs") on surfaces within the Company's New Bedford plant. While the Company and its expert advisors consider the PCBs to represent no threat to the health of the employees of the Company or the surrounding community, subsequent engineering studies indicated that the cost to remove PCBs within the building to the levels proscribed by the EPA and the Toxic Substances Control Act would be prohibitive. Therefore, the Company decided, and informed the EPA, that it intends to vacate the building, to demolish it, and to dispose of all contaminated building materials in a legally compliant manner. Accordingly, the Company wrote-off, as of December 27, 1997, the undepreciated value of that building, all improvements thereto, and certain machinery and equipment, and a reserve was established and charged to income as of December 27, 1997, in the amount of $7.2 million, which the Company believes is adequate to dismantle and dispose of the building, clean equipment located within it, and to pay for related engineering, legal and professional services. Additionally, the Company wrote-off, as of December 27, 1997 the depreciated value of that building, all improvements thereto and certain machinery and equipment which the Company believes will become surplus, abandoned or otherwise unusable upon disposal of the building. The amount of this write-off was $5.8 million. Of this amount, $0.1 million and $0.4 million were expended during 1999 and 1998, respectively for such legal and professional services. During 1998 the EPA approved the Company's plan to dismantle and dispose of the building. In December 1999 the Company reached a final agreement with the EPA regarding the timing of the planned dismantling and disposal activity. Under the settlement, the Company has agreed to relocate its New Bedford operations within 16 months of the agreement and to demolish the existing building and cap the site no later than November 2011.

On February 9, 1990 the Company entered into a settlement agreement (the "Settlement Agreement") with the United States and The Commonwealth of Massachusetts (the "governments") resolving litigation commenced by the governments in the U.S. District Court for the District of Massachusetts, on December 10, 1983 under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly known as the "Superfund" legislation. The litigation concerned the alleged disposal by various defendants of PCBs in the Acushnet River and New Bedford Harbor. The Settlement Agreement resolved all of the governments' claims against the Company and Aerovox Industries, Inc. (the Company's predecessor, now known as Belleville Industries, Inc.) arising out of the contamination of the Acushnet River and New Bedford Harbor with PCBs, including cleanup costs, study costs and damages to natural resources, now or hereafter incurred, except that the Settlement Agreement provides that the governments may seek damages from the Company and Aerovox Industries, Inc. for future liability in the event that such future liability arises out of unknown conditions at the site. The Company, based on information presently available, does not believe that this matter will have any further material adverse effect on the Company's financial condition.

The Company is currently subject to a National Pollutant Discharge Elimination System ("NPDES") permit to discharge water from the New Bedford, Massachusetts facility into the Acushnet River / New Bedford Harbor. The NPDES permit has a limitation of up to ten parts per billion (ppb) of PCBs in its storm water and other discharges. For several years, the Company and the EPA have been discussing possible changes to this permit. In June of 1994, the Company submitted the following plans to the EPA and the Department of Environmental Protection ("DEP"): Stormwater Study Plan, Quality Assurance Project Plan and Stormwater Best Management Practices Plan. Aerovox will proceed with implementation of the plans upon receipt of EPA and DEP approvals. The Company can not predict what further actions the EPA or DEP may take with regard to the permit or what impact any such actions may have on the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable. No matter was submitted to stockholders of the Company during the fourth quarter of fiscal 1999.

ITEM 4A.  Executive Officers

Set forth below are the names, ages and positions of the executive officers of Aerovox in 1999 and currently:

Name                            Age             Office(s)
----                            ---             ---------
Robert D. Elliott...............48     President and Chief Executive Officer and Treasurer
Timothy J. Brown................50     Senior Vice President, Marketing and Sales
Martin Hudis....................57     Senior Vice President, Technology Development
F. Randal Hunt .................42     Vice President, Finance, Corporate Controller and Secretary
Ted M. Miller...................57     Senior Vice President, Engineering and Operations
Enrique Sanchez Aldunate........55     Senior Vice President, Aerovox Inc. and President, Aerovox de Mexico
Graham Yates....................53     Senior Vice President, Aerovox Inc. and Managing Director, BHC
                                       Aerovox Ltd.

Mr. Elliott graduated in 1973 from Clarkson University with a Bachelor of Science Degree in Industrial Distribution and received a Master of Business Administration from the University of Wisconsin in 1981. From 1991 to 1993, Mr. Elliott served as President of Hendrix Wire & Cable, a manufacturer of cable and accessories for the electric utility market, and a business unit of the Electrical Products Division of Eagle Industries, a diversified manufacturing company. From 1993 to 1996 he was Group Executive of Eagle's Electrical Products Division. Mr. Elliott joined Aerovox as President in March 1996 and was named Chief Executive Officer of the Company in September 1996.

Mr. Brown graduated with a Bachelor of Arts degree in Physics from Hamilton College in 1971 and received a Master of Arts from the University of Massachusetts in 1973. From 1987 to 1998, Mr. Brown was Vice President of Marketing and Sales at Alberox Corporation, a manufacturer of technical ceramics. He joined Aerovox in April 1998 as Senior Vice President, Marketing and Sales.

Dr. Hudis graduated with a Bachelor of Science degree from the University of California in Los Angeles in 1965, a Ph.D. in Nuclear Engineering from the Massachusetts Institute of Technology in 1970 and a Master of Business Administration from the University of Chicago in 1981. He was Vice President for Engineering and Marketing of LH Research, a manufacturer of power supplies, from 1989 to 1991. Dr. Hudis joined Aerovox as Vice President, Technology in January 1992 and became a Senior Vice President in 1995. He is a senior member of The Institute of Electrical and Electronics Engineers, an international organization of electrical and electronic engineers.

Mr. Hunt graduated in 1981 with a Bachelor of Arts degree in Accounting from the University of Texas at El Paso and is also a certified public accountant. From 1993 to 1994 he was Plant Controller at Hamilton Beach-Proctor Silex in Juarez, Mexico. Mr. Hunt joined Aerovox in March 1994 as General Manager of the Company's Juarez operations. In 1996 he was appointed General Manager of the Company's EMI Filters business. In September 1998 Mr. Hunt assumed the duties of Corporate Controller, and in September 1999 he was elected Corporate Secretary by the Board of Directors. He became Vice President, Finance in February 2000.

Mr. Miller graduated from Syracuse University with a Bachelor of Science in Electrical Engineering in 1964, earned a Master of Business Administration degree from the Rochester Institute of Technology in 1982 and an Executive Master of Business Administration degree from Stanford University in 1989. Mr. Miller was Vice President of Operations and Engineering for Microtouch Systems Inc., a manufacturer of computer touch screens, from 1991 to 1996. He joined Aerovox as Senior Vice President, Operations in 1997. He became Senior Vice President, Engineering and Operations in September 1998.

Mr. Sanchez graduated from Universidad Nacional Atonoma de Mexico ("UNAM") in 1965 with a Bachelor's degree in Mechanical Electrical Engineering. He earned a Master of Business Administration degree from Universite Sorbonne in Paris, France in 1967. From 1972 to 1999, he held the position of General Manager of Compania General de Electronica S.A. de C.V. ("CGE") in Mexico City. As part of the Company's acquisition of the capacitor business of CGE in April 1999, Mr. Sanchez was elected to the Board of Directors and named Senior Vice President, Aerovox Inc. and General Manager, Aerovox de Mexico in May 1999.

Mr. Yates received a Masters degree in Business Science from Salford University in 1984. From 1985 through 1996 he held the position of Managing Director of Hawke Cable Glands Ltd., a manufacturer of specialized electrical equipment for the petrochemical industry located in northern England. Mr. Yates joined Aerovox in 1996 and has since led the Company's British subsidiary, BHC Aerovox Ltd., as Managing Director. He became Senior Vice President, Aerovox Inc. in May 1999.

                                    PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

The Company's Common Stock trades on NASDAQ National Market System under the symbol ARVX. The Company's Common Stock was distributed to the beneficiaries of the Aerovox Liquidating Trust on February 26, 1990. See "Shareholder Information" in the Annual Report to stockholders for the year ended January 1, 2000, incorporated herein by reference, for the quarterly market price range of the Company's Common Stock. The number of shareholders of the Company's Common Stock on March 20, 2000 was 8,744. Of that total, 5,865 were stockholders of record. The Company has not declared dividends previously and currently intends to continue to retain earnings for use in its business and does not expect to pay dividends for the foreseeable future. The Company's common stock dividend policy will be reviewed periodically by the Board of Directors.

ITEM 6.  Selected Consolidated Financial Data

The information required by this item appears in the Company's 1999 Annual Report to Stockholders on page 27 and is incorporated herein by reference. Such information should be read in conjunction with the Company's consolidated financial statements and the notes thereto which are included in such Annual Report and are incorporated by reference in Item 8 hereof.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item appears in the Company's 1999 Annual Report to Stockholders on pages 7 through 11 and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears in the Company's 1999 Annual Report to Stockholders on page 15 (Note 1 - "Summary of Significant Accounting Policies - Financial Instruments") and page 19 (Note 8 - "Financial Instruments") and is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data

The following financial statements of Aerovox Incorporated appear in the Company's 1999 Annual Report to Stockholders on the pages indicated below and are incorporated herein by reference:

Consolidated Statements of Operations for the years ended January 1,                 12
2000, January 2, 1999 and December 27, 1997.

Consolidated Statements of Stockholders' Equity for the years ended                   12
January 1, 2000, January 2, 1999 and December 27, 1997.

Consolidated Balance Sheets at January 1, 2000 and January 2, 1999.                   13

Consolidated Statements of Cash Flows for the years ended January 1, 2000,            14
January 2, 1999 and December 27, 1997.

Notes to Consolidated Financial Statements                                            15

Report of Independent Accountants                                                     26

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant

         (a) Directors - Information with respect to all directors may be found in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders on pages 1 through 4 under the caption "Election of Directors," which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.

         (b) Executive Officers - Information with respect to executive officers appears in Item 4A. of Part I.

         (c) Information relating to a delinquent filing of a Form 3 or 4 by Executive Officer or Director of the Company is contained in the Company's 2000 definitive Proxy Statement under the caption "Beneficial Ownership Reporting Compliance."

ITEM 11.  Executive Compensation

This information is contained in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders on pages 5 and 8 under the caption "Executive Compensation" and "Compensation Committee Report," which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

This information is contained in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders on pages 10 through 12 under the caption "Security Ownership of Certain

Beneficial Owners and Management," which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

Not applicable.


                                    PART IV

ITEM 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K.

         (a) Exhibits - A list of Exhibits filed with or incorporated by reference in this Report on Form 10-K appears at pages 21 through 25 hereof, which list is incorporated herein by reference.

         (b) Financial Statements - A list of consolidated financial statements is contained in Item 8 and is incorporated here by reference.


Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended January               18
1, 2000, January 2, 1999 and December 27, 1997.

Report of Independent Accountants on Financial Statement Schedules.                       19

All other financial statement schedules are inapplicable or the required information is contained in the Company's consolidated financial statements or notes thereto, which have been incorporated by reference herein.

(c) Reports on Form 8-K - On March 8, 1999, the Company filed Form 8-K relating to the agreement in principle to acquire the capacitor business of Compania General de Electronica of Mexico City. On April 14, 1999, the Company filed Form 8-K with exhibits relating to the successful purchase of the capacitor business of Compania General de Electronica. On August 30, 1999, the Company filed Form 8-K relating to the resignation of Chief Financial Officer, Jeffrey A. Templer. On September 17, 1999, the Company filed Form 8-K relating to the appointment of Martin A. Zelbow as Interim Chief Financial Officer. On October 4, 1999, the Company filed Form 8-K relating to its patent infringement lawsuit against several Korean manufacturers and their U.S. associates. On October 21, 1999, the Company filed Form 8-K relating to the extension of its Shareholder Rights Plan and appointment of a new Rights Agent.

                             AEROVOX INCORPORATED
                       VALUATION AND QUALIFYING ACCOUNTS
                            (Amounts In Thousands)

Schedule II


                                                                      Additions
                                                     ---------------------------------------------
                                    Balance at                                                          Balance
  Description                       Beginning         Charged to     Charged to      Deductions          End of
                                     of Period         Expense     Other Accounts    Describe(1)         Period
  Year ended January 1, 2000:
       Allowance for doubtful          $606               -               -              $95              $511
          accounts receivable

  Year ended January 2, 1999:
       Allowance for doubtful          $617              $115             -             $126              $606
          accounts receivable

Year ended December 27, 1997:
       Allowance for doubtful          $685               $4              -              $72              $617
          accounts receivable


(1)      Write-off of accounts receivable.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of Aerovox Incorporated


Our report on the consolidated financial statements of Aerovox Incorporated has been incorporated by reference in this Form 10-K from page 28 of the 1999 Annual Report to Stockholders of Aerovox Incorporated. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in Item 14(b) of this Form 10-K. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information required to be included therein.



BY /S/  PricewaterhouseCoopers LLP
----------------------------------


Boston, Massachusetts
February 14, 2000

Signatures

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aerovox Incorporated
(Registrant)


BY /S/ ROBERT D. ELLIOTT                    BY /S/ F. RANDAL HUNT
------------------------                    ---------------------
President and Chief Executive Officer       Vice President, Finance, Corporate
March 31, 2000                                Controller and Secretary
                                            March 31, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures


  /S/ SHEREL D. HORSLEY              Chairman of the Board     March 27, 2000
  -----------------------
  Sherel D. Horsley                  of Directors

  /S/ JOHN F. BRENNAN                Director                  March 27, 2000
  ---------------------
  John F. Brennan

  /S/ DENNIS HOROWITZ                Director                  March 27, 2000
  -------------------
  Dennis Horowitz

  /S/ WILLIAM G. LITTLE              Director                  March 27, 2000
  ---------------------
  William G. Little

  /S/BENEDICT P. ROSEN               Director                  March 29, 2000
  ---------------------
  Benedict P. Rosen

  /S/ ENRIQUE SANCHEZ ALDUNATE       Director                  March 28, 2000
  -----------------------------
  Enrique Sanchez Aldunate

  /S/ JOHN L. SPRAGUE                Director                  March 27, 2000
  --------------------
  John L. Sprague

                                 EXHIBIT INDEX
                        Aerovox Incorporated Form 10-K
                    (for fiscal year ended January 1, 2000)

  Exhibit                                                                                              Page/SEC
   Item                                                                              Exhibit           Document
------------                                                                       ----------    ---------------------
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

               3.3    By-Laws.                                                     3.3                    *

    (4)      Instruments Defining the Rights of Security Holders,
             ----------------------------------------------------
             Including Indentures.
             --------------------

              4.1    Instruments Defining Rights of Security holders (See          4.1                    *
                     Exhibits 3.1, 3.1.1, 3.2, 3.3, 4.2 and 4.3).

              4.2    Form of Stock Certificate.                                    4.2           Form 10-K for
                                                                                                 year ended
                                                                                                 Dec. 30, 1989

              4.3    Form of Aerovox Incorporated Rights Agreement.                4.3                   ***

                     Filed Herewith:
                     4.3.1    Amendment No. 1 to Aerovox                             ----                ----
                              Incorporated Rights Agreement.
                     4.3.2    Amendment No. 2 to Aerovox                             ----                ----
                              Incorporated Rights Agreement.

              4.4    Amended and Restated Revolving Credit Agreement, dated        4.4           Form 10-K for year
                     July 8, 1993, between the Company and the First                             ended Jan. 1, 1994
                     National Bank of Boston.

                     4.4.1    First Amendment to Amended and                       4.3           Form 10-Q for
                              Restated Revolving Credit Agreement,                               quarter ended Oct.
                              dated August 30, 1994, between the                                 1, 1994
                              Company, BHC Aerovox Ltd. and the First
                              National Bank of Boston.

                     4.4.2    Revolving Credit Facility, dated September 7,        4.4.2         Form 10-K for
                              1994, between BHC Aerovox Ltd. and the First                       year ended
                              National Bank of Boston.                                           Dec. 31, 1994

                     4.4.3    Second Amendment to Amended and                      4.4.3         Form 10-K for
                     Restated Revolving Credit Agreement,  dated December 29,                    year ended
                     1995.                                                                       Dec. 30, 1995

                     4.4.4    Third Amendment to Amended and  Restated             4.4.4         Form 10-Q for
                              Revolving Credit Agreement, dated May 15, 1996.                    quarter ended
                                                                                                 June 29, 1996

                     4.4.5    Fourth Amendment to Amended and Restated             4.4.5         Form 10-Q for
                              Revolving Credit Agreement, dated November 1,                      quarter ended
                              1996.                                                              September 28, 1996

                     4.4.6    Fifth Amendment to Amended and                       4.4.6         Form 10-K for
                              Restated Revolving Credit Agreement, dated                         year ended
                              February 14, 1997.                                                 December 28, 1996

                     4.4.7    Sixth Amendment to Amended and                       4.4.7         Form 10-K for
                              Restated Revolving Credit Agreement, dated                         year ended
                              February 27, 1998.                                                 December 27, 1997

                     4.4.8    Seventh Amendment to Amended and                     4.4.8
                              Restated Revolving Credit Agreement, dated
                              September 28, 1998.                                                Form 10-K for year
                                                                                                 ended January 2,
                     4.4.9    Eighth Amendment to Amended and                      4.4.9         1999
                              Restated Revolving Credit Agreement, dated
                              February 18, 1999.


              4.5    Loan and Security Agreement, dated March 30, 1992,            4.5           Form 10-K for
                     between the Company and The CIT Group/Equipment                             year ended
                     Financing, Inc., as amended by Amendment No. 1 dated                        Jan. 2, 1993
                     March 1, 1993.

                     4.5.1      Amendment No. 2 dated May 30, 1995.                  4.5.1       Form 10-K for year
                                                                                                 ended Dec. 30, 1995

                     Filed Herewith:
              4.6    Second Amended and Restated Revolving Credit Agreement,
                     dated June 30, 1999, between the Company and                     ---                ---
                     BankBoston, N.A.

                     Filed Herewith:
                     4.6.1    Amendment No. 1 To Second Amended And Restated
                              Revolving Credit Agreement.                             ---                ---

                     Filed Herewith:
              4.7    Loan Agreement dated April 14, 1999, between BHC
                     Aerovox Ltd. Lloyd's Bowmaker Ltd.                               ---                ---

                     Filed Herewith:
              4.8    Sale Agreement dated February 15, 1999, between BHC
                     Aerovox Ltd. and Barclay's Mercantile Business Finance           ---                ---
                     Ltd.

NOTE: The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other instrument with respect to long term debt of the Company & its subsidiaries. Such instruments are not filed herewith because no such instrument relates to outstanding debt in an amount greater than 10% of the total assets of the Company and its subsidiary on a consolidated basis.

   (10)              Material Contracts.
                     ------------------

                     Compensation Agreements.

                     1989 Stock Incentive Plan.                                    10.1                   *

              10.1   10.1.1  Amended Stock Incentive Plan                          10.1.1        Form 10-K for
                                                                                                 year ended
                                                                                                 Dec. 31, 1994

                     Filed Herewith:
                     10.1.2  1999 Stock Incentive Plan.                              ----                ----
                     10.1.3  1999 Stock Option Plan for Directors.                   ----                ----

              10.2   Profit-Sharing Savings Plan.                                  10.2                   **

              10.3   Deferred Supplemental No. 1 to Deferred Supplemental          10.3.1        Form 10-K for
                     Savings Plan.                                                               year ended
                                                                                                 Dec. 29, 1990


              10.4   Deferred Compensation Plan for Directors.                     10.4                   *

              10.5   1989 Stock Option Plan for Directors.                         10.4                   *

                     10.5.1   Amended Stock Option Plan for Directors.             10.5.1        Form 10-K for
                                                                                                 year ended
                                                                                                 Dec. 31, 1994
              10.7   Forms of Indemnification Agreements between Aerovox
                     Incorporated and its directors and certain officers.          10.7                   *

              10.8   Severance Agreements:

                     (a)  Severance Agreement with Robert D. Elliott.              10.8          Form 10-K for year
                                                                                                 ended Dec. 28, 1996
                     (b)  Severance Agreement with Jeffrey A. Templer.             10.8
                     (c)  Severance Agreement with Timothy J. Brown.               10.8           Form 10-K for year
                                                                                                  ended Jan. 2, 1999
                     (d)  Form of Severance Agreement with other
                          executives.                                              10.8                   **

              10.9   Consulting Agreements:


                     (a)  Consulting Agreement with Clifford H. Tuttle.            10.9          Form 10-K for
                                                                                                 year ended
                                                                                                 Jan. 1, 1994

                     (b)  Consulting Agreement with Ronald F. Murphy.              10.9
              Other Agreements

              10.10   Form of Sales Representative Agreement.                      10.10                  **

              10.11   Purchase Agreement dated March 5, 1993 between the           2.1           Form 8-K dated
                      Company and Cooper Ind.                                                    March 5, 1993

              10.12   Purchase Agreement dated April 5, 1999 between the           10.12         Form 8-K dated
                      Company and the former shareholders of Capacitores                         April 14, 1999
                      Unidos S.A. de C.V.

   (13)       Annual Report to Security Holders.
              ---------------------------------
                      Filed Herewith:
                      13.1     The Annual Report to Shareholders for the
                               fiscal year ended January 1, 2000.  With the
                               exception of the information specifically
                               incorporated by reference in Parts I, II and
                               IV of this report on Form 10-K, the Annual            ----                ----
                               Report Stockholders for the fiscal year ended
                               January 1, 2000 is not being filed as part of
                               this report.

              (21)    Subsidiaries.
                      -------------
                      Filed Herewith:
                      21.1     List of Subsidiaries of the Company.                  ----                ----

              (23)    Consents of Experts and Counsel.
                      -------------------------------
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