Form 10-Q
period 2000-04-01
AEROVOX INC
filed 2000-05-16
CIK 856164

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended April 1, 2000

                                 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _______

                           Commission File #0-18018

                             AEROVOX INCORPORATED
            (Exact name of registrant as specified in its charter)

                     Delaware                       76-0254329
                     --------                       ----------
          (State or other jurisdiction of         (I.R.S.Employer
          incorporation or organization)          Identification No.)

                740 Belleville Avenue, New Bedford, MA    02745
             -----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

                                (508) 994-9661
                                --------------
                         Registrant's telephone number

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes [X]    No [_]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

At May 15, 2000, 6,129,225 shares of registrant's common stock (par value, $1.00) were outstanding, 700,000 of which are restricted and redeemable under Stockholder Agreements as described in the footnotes to the financial statements included in the registrant's most recent Annual Report on Form 10-K.

                             AEROVOX INCORPORATED
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     These unaudited condensed consolidated financial statements should be read in conjunction with Aerovox Incorporated's ("the Company") Annual Report on Form 10-K for the fiscal year ended January 1, 2000, and the consolidated financial statements and footnotes included therein. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The consolidated balance sheet data as of January 1, 2000, included herein, is derived from the Company's audited financial statements as of January 1, 2000.

     Fiscal 2000 consists of 52 weeks, and will end on December 30, 2000.

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current presentation.

(2)  INVENTORIES

     Inventories consist of the following (in thousands):

                                                 April 1, 2000                      January 1, 2000
                                    -------------------------------------------------------------------------
                                       Domestic     Foreign      Total      Domestic     Foreign     Total
-------------------------------------------------------------------------------------------------------------
Raw materials                             $ 5,575      $3,735     $ 9,310      $ 5,948     $3,429     $ 9,377
Work in process                             2,069         713       2,782        1,949        359       2,308
Finished goods                              4,892         999       5,891        4,838        988       5,826
-------------------------------------------------------------------------------------------------------------
                                          $12,536      $5,447     $17,983      $12,735     $4,776     $17,511
-------------------------------------------------------------------------------------------------------------

(3)  NET INCOME PER SHARE (BASIC AND DILUTED)

     Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during the period, calculated under the treasury stock method.

                                      For the Three Months Ended               For the Three Months Ended
                                             April 1, 2000                            April 3, 1999
                                ---------------------------------------  ---------------------------------------
                                Net Income   Shares    Per Share Amount  Net Income   Shares    Per Share Amount
                                ----------   ------    ----------------  ----------   ------    ----------------
BASIC EARNINGS PER SHARE        $448      5,411,192             $0.08        $330  5,393,803             $0.06
----------------------------------------------------------------------------------------------------------------
    DILUTIVE SECURITIES:
Options                            -         40,536                                       -0-
----------------------------------------------------------------------------------------------------------------
Redeemable                         -        700,000                                       -0-
Common Stock
----------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE      $448      6,151,728             $0.07        $330  5,393,803             $0.06
----------------------------------------------------------------------------------------------------------------

     Options to purchase 293,375 shares of common stock at prices ranging from $4.50 to $9.625 per share were outstanding at April 1, 2000, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of common shares for the period. Options to purchase 328,300 shares of common stock at prices ranging from $2.438 to $3.625 were outstanding at April 1, 2000, and were included in the calculation of diluted earnings per share because they had a dilutive effect on earnings per share for the three months ended April 1, 2000. Under the treasury stock method, the equivalent of 40,536 common shares were added to the average number of outstanding common shares in computing diluted earnings per share.

     Redeemable common stock aggregating 700,000 shares are included in the calculation of diluted earnings per share because the average fair market value of the Company's outstanding common stock for the three months ended April 1, 2000, exceeds the book value per common share of the Company at April 1, 2000. The redemption agreement stipulates that these shares can be redeemed at the book value per common share starting on April 5, 2003 through May 5, 2003, at the holders' discretion. It is presumed under current conditions that, at the conclusion of the period of restriction, the redeemable common stock would be registered and held or traded on the open market, thereby diluting earnings per share.

     Options to purchase 848,875 shares of common stock at prices ranging from $2.813 to $9.625 per share were outstanding at April 3, 1999 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of common shares.

(4)  COMPREHENSIVE INCOME

     The Company's comprehensive income was as follows (in thousands):

                                             For the Three Months Ended
                                          ---------------------------------
                                          April 1, 2000     April 3, 1999
                                          ---------------   ---------------
Net income                                     $448              $ 330
Foreign currency translation adjustment,
  net of taxes                                  (98)              (223)
                                               ----              -----

Total comprehensive income                     $350              $ 107
                                               ====              =====


(5)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, SFAS 137 "Deferral of the Effective Date of SFAS 133" was issued to amend the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under the new Statement, the accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS 133 for its fiscal year beginning December 31, 2000. Management estimates that the effect of adopting SFAS 133 would not have a material impact on the Company's financial position or results of operations.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

(6)  DEBT

     On March 21, 2000, the Company entered into a fifteen-year financing agreement with a bank and an investment company affiliated with the bank. Under the terms of the agreement, the Company received $10.2 million of adjustable rate financing collateralized by the Company's new facility in New Bedford, Massachusetts, which includes real property and manufacturing equipment. The Company entered into a staged interest rate swap in order to fix the interest rate at 7.66% over fifteen years. As of July 1, 2000, $6.5 million of the $10.2 million will be covered by the interest rate swap and, as of September 1, 2000, the remaining amount borrowed will bear interest at the same rate. Until the interest rate swaps become effective, the outstanding principal balance will bear interest at the prevailing market rates (6.14% at April 1, 2000). Including all amortizable fees, the effective interest rate is 9.26%. The agreement contains a financial covenant requiring the Company to maintain a minimum debt service coverage ratio. The Company was in compliance with this covenant at April 1, 2000.

(7) In December 1999, the Company recorded charges of $5,676,000 related to the exit costs from certain activities and asset impairments arising from the consolidation and relocation of certain facilities. Of this amount, charges of $4,723,000 related to the impairment of property, plant and equipment and $344,000 related to the write-off of certain inventory were recorded in the Company's Consolidated Statements of Operations and against the respective assets. A charge of $609,000 related to involuntary employee terminations was recorded in the Company's Consolidated Statement of Operations and accrued for as of January 1, 2000. The involuntary terminations were a result of the closure and consolidation of plants in Mexico and the closure of foil processing operations in the United Kingdom. As a result of these actions, 54 employees were identified for termination, primarily from production, supervisory and manufacturing support functions.

     In the three months ended April 1, 2000, the Company has terminated 14 employees and paid $51,000 of involuntary termination costs which were accrued as of January 1, 2000.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended April 1, 2000 compared with Three Months Ended April 3, 1999.

Net sales for the first quarter of 2000 totaled $30.2 million compared with $28.4 million for the first quarter of 1999, an increase of $1.8 million or 6.5%. The increase in revenue for the quarter resulted from increased sales at BHC Aerovox Ltd. ("BHC"), the Company's U.K. subsidiary, and the addition of CGE Aerovox ("CGE") in Mexico City which was acquired in the second quarter of 1999. Price declines in the United States and the Company's discontinuation of unprofitable products partially offset the sales increases.

Gross profits for the first quarter of 2000 increased to $5.2 million or 17.2% of net sales compared with $5.0 million or 17.5% of net sales for the same period in 1999. Gross margin declined slightly due to current period expenditures totaling approximately $120,000 to relocate certain product lines within Mexico. These activities are part of the Company's previously announced restructuring initiative.

Selling, general and administrative expenses for the first quarter of 2000 totaled $4.2 million or 13.8% of net sales compared with $3.8 million or 13.5% of net sales for the same period in 1999. The increase resulted from the acquisition of CGE.

Income from operations during the first quarter of 2000 declined to $1.0 million from $1.1 million the first quarter a year earlier due to the relocation costs noted above.

Interest expense for the first quarter of 2000 totaling $431,000 increased because of debt incurred to acquire CGE in April 1999.

Income before taxes was $643,000 or 2.1% compared to $602,000 or 2.1% in the first quarter of 1999.

The provision for income taxes for the first quarter of 2000 was $195,000 or 30% of pretax income, reflecting the impact of utilization of net operating loss carryforwards, compared with $272,000 or 45% of pretax income in the first quarter of 1999, when the benefit of losses at BHC was reduced by alternate minimum taxes.

Net income for the quarter was $448,000 or $0.08 per common share-basic and $0.07 per share-diluted, compared with net income in the first quarter of 1999 of $330,000 or $0.06 per common share-basic and diluted.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at the end of the first quarter of 2000 totaled
$10.7 million compared with $0.7 million as of January 1, 2000. Working capital, as a result of the increase in cash equivalents and accounts receivable offset by an increase in accounts payable, totaled $27.1 million at April 1, 2000, compared to $15.0 million at January 1, 2000. Current ratio at April 1, 2000 was 2.2:1, compared with a ratio of 1.7:1 at January 1, 2000. At the end of the first quarter of 2000, the Company had borrowings of $35.7 million compared with $21.7 million at January 1, 2000. Of the increase, $10.2 million resulted from debt incurred to finance the Company's new facility in New Bedford, Massachusetts, and approximately
$3.8 million represents funding of operations through the Company's revolving lines of credit.

On March 21, 2000, the Company entered into a fifteen-year financing agreement with a bank and an investment company affiliated with the bank. Under the terms of the agreement, the Company received $10.2 million of adjustable rate financing collateralized by the Company's new facility in New Bedford, Massachusetts, which includes real property and manufacturing equipment. The Company entered into a staged interest rate swap in order to fix the interest rate at 7.66% over fifteen years. As of July 1, 2000, $6.5 million of the $10.2 million will be covered by the interest rate swap and, as of September 1, 2000, the remaining amount borrowed will bear interest at the same rate. Until the interest rate swaps become effective, the outstanding principal balance will bear interest at the prevailing market rates (6.14% at April 1, 2000). Including all amortizable fees, the effective interest rate is 9.26%. The agreement contains a financial covenant requiring the Company to maintain a minimum debt service coverage ratio. The Company was in compliance with this covenant at April 1, 2000.

The Company's revolving credit agreement with a U.S. bank provides for a credit line of $14.4 million and is collateralized by certain accounts receivable and inventory. The agreement, which matures on May 31, 2002, includes several borrowing options which, for the quarter ending April 1, 2000, had interest rates ranging from 7.78% to 9.00%. The outstanding balance of the credit line at April 1, 2000 was $7.9 million. The Company was in compliance with all financial covenants specified by the agreement at April 1, 2000.

BHC has an agreement with a bank which provides for (i) a ten-year mortgage on real property in the amount of 0.5 million British pounds with an outstanding balance at April 1, 2000 of $0.7 million, (ii) a five-year loan collateralized by machinery and equipment in the amount of 0.5 million British pounds with an outstanding balance at April 1, 2000 of $0.7 million and (iii) an "Overdraft" credit line allowing borrowings in British pounds, euros or U.S. dollars up to the equivalent of 2.5 million British pounds with an outstanding balance at April 1, 2000 of $2.1 million. With the exception of the five-year loan collateralized by plant and machinery, which has a fixed rate of interest of 7.15%, interest is charged at variable rates based upon the bank base rate. The ten-year mortgage agreement includes certain financial covenants. At January 1, 2000 BHC was in violation of two covenants regarding interest coverage and net worth. On February 24, 2000 the lender waived its right to accelerate payments on this loan with respect to the violation through January 1, 2001.

BHC has an agreement with another bank which provides for a five-year loan at 8.00% per annum collateralized by machinery and equipment in the amount of
0.8 million British pounds with an outstanding balance at April 1, 2000 of $1.5 million.

The Company also has a term loan with an equipment financing company with an outstanding balance at April 1, 2000 of $7.4 million. This loan, collateralized by equipment at the Company's New Bedford and Huntsville facilities, matures in 2005, and bears an annual interest rate of 7.8%. The Company was in compliance with all financial covenants of the agreement at April 1, 2000.

Other long-term debt of the Company consists of an Industrial Revenue Bond maturing on July 1, 2002, with an annual interest rate of 7.42% and quarterly payments on the principal. The outstanding balance at April 1, 2000 was $1.2 million.

The Company also has two notes payable to the original shareholders of Capacitores Unidos, S.A. de C.V. in the amounts of $1.1 million and $0.4 million, accruing interest at rates of 5.22% and 5.32% per annum, respectively, and due April 4, 2001 and April 5, 2002, respectively.

Aerovox de Mexico, S.A. de C.V., the Company's Mexico subsidiary, has two notes payable to Compania General de Electronica, S.A. de C.V., in the amounts of $1.5 million and $0.2 million which bear interest at 5.10% and 5.22% per annum, respectively, and mature at April 1, 2000 and April 1, 2001, respectively. Aerovox de Mexico also has a bank loan with an outstanding balance at April 1, 2000 of $1.0 million, bearing interest at 9.67% of which $0.8 million is due June 5, 2000 and $0.2 million is due June 9, 2000.

Management believes existing cash and short-term investments together with funds generated from operations will be sufficient to meet operating requirements for the next 12 months.

OTHER MATTERS

ENVIRONMENTAL STATUS

On December 2, 1999, the Company reached a final agreement with the U.S. Environmental Protection Agency regarding the remediation of polychlorinated biphenyls ("PCBs") present in its New Bedford facility. Under the agreement, the Company has agreed to relocate its Belleville Avenue operations to another site within 16 months, demolish the existing building, and cap the site by November 2011.

In fiscal 1997, the Company recorded a provision of $13.0 million for environmental costs, plant remediation and impairment of assets. The provision included a $7.2 million reserve for environmental remediation and associated consulting, legal and engineering costs posted as a result of the identification of PCBs in the plant. From that date through April 1, 2000, $0.6 million was charged to the reserve, primarily for legal and engineering expenses.

Management believes the reserve is adequate for the cost of activities described above.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999 SFAS 137 "Deferral of the Effective Date of SFAS 133" was issued to amend the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under the new Statement, the accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS 133 for its fiscal year beginning December 31, 2000. Management estimates that the effect of adopting SFAS 133 would not be material to the consolidated financial statements.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44").

FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

6 (a). Exhibits: A list of exhibits filed with this Report on Form 10-Q appears at page 10 hereof, which list is incorporated herein by reference.
6 (b). Reports on Form 8-K: On May 9, 2000, the Company filed Form 8-K relating to the promotion of F. Randal Hunt to Senior Vice President of Finance and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AEROVOX INCORPORATED


DATE May 16, 2000             BY /S/ F. RANDAL HUNT
                              ----------------------
                              F. Randal Hunt
                              Senior Vice President and Chief Financial Officer

                          AEROVOX INCORPORATED
             Condensed Consolidated Statements of Operations
              (Amounts in thousands, except per share data)
                               (Unaudited)

                                                          Three Months Ended
                                                     ---------------------------
                                                     April 1,           April 3,
                                                       2000               1999
                                                       ----               ----
Net sales                                          $ 30,225            $ 28,375
Cost of sales                                        25,026              23,402
                                                   --------            --------

Gross profit                                          5,199               4,973
Selling, general and administrative expenses          4,179               3,839
                                                   --------            --------

Income from operations                                1,020               1,134

Other income (expense):
      Interest expense                                 (431)               (394)
      Other income (expense)                             54                (138)
                                                   --------            --------

Income before income taxes                              643                 602
Provision for income taxes                              195                 272
                                                   --------            --------

Net income                                         $    448            $    330
                                                   ========            ========

Earnings per share-basic                           $   0.08            $   0.06
                                                   ========            ========

Earnings per share-diluted                         $   0.07            $   0.06
                                                   ========            ========

         The accompanying notes are in integral part of the unaudited condensed consolidated financial statements.

                                     AEROVOX INCORPORATED
                            Condensed Consolidated Balance Sheets
                                    (Amounts in thousands)
                                         (Unaudited)

                                                       April 1,       Jan. 1,
                                                         2000          2000
                                                         ----          ----
                            ASSETS
Current assets:
  Cash and cash equivalents                             10,735      $    742
  Accounts receivable, net                              19,569        14,881
  Inventories                                           17,983        17,511
  Prepaid expenses and other current assets              2,092         2,214
                                                      --------      --------
          Total current assets                          50,379        35,348

Property, plant and equipment, net                      29,085        27,521
Goodwill, net                                            3,881         3,989
Deferred income taxes                                    3,592         3,592
Restricted cash                                            753             -
Other assets                                               259            70
                                                      --------      --------
          Total assets                                $ 87,949      $ 70,520
                                                      ========      ========

LIABILITIES, REDEEMABLE COMMON STOCK AND
 STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $ 10,962      $  8,285
  Accrued compensation and related expenses              2,695         2,540
  Other accrued expenses                                 2,386         2,090
  Current maturities of long-term debt                   7,121         7,362
  Income taxes                                              80            47
                                                      --------      --------
          Total current liabilities                     23,244        20,324

Deferred income taxes                                    4,093         4,100
Industrial revenue bond                                    673           800
Long-term debt, net of current maturities               27,916        13,571
Reserve for environmental costs and plant
  remediation                                            6,470         6,470
Deferred compensation                                      389           503

Redeemable common stock                                  2,581         2,546

Stockholders' equity:
  Common stock                                           5,425         5,404
  Additional paid-in capital                             1,119         1,078
  Retained earnings                                     16,382        15,969
  Accumulated other comprehensive loss                    (343)         (245)
                                                      --------      --------
          Total stockholders' equity                    22,583        22,206
                                                      --------      --------
          Total liabilities, redeemable common
            stock and stockholders' equity            $ 87,949      $ 70,520
                                                      ========      ========

         The accompanying notes are in integral part of the unaudited condensed consolidated financial statements.

                             AEROVOX INCORPORATED
                Condensed Consolidated Statements of Cash Flows
                            (Amounts in thousands)
                                  (Unaudited)

                                                         Three Months Ended
                                                      ------------------------
                                                      April 1,       April 3,
                                                        2000           1999
                                                        ----           ----
Cash flows from operating activities:
    Net income                                      $    448        $   330
    Adjustments to reconcile net income to cash
      provided by operating activities:
       Depreciation and amortization                   1,124          1,192
    Changes in operating assets and liabilities:
       Accounts receivable                            (4,714)          (869)
       Inventories                                      (468)           596
       Prepaid expenses and other current assets         121           (375)
       Accounts payable                                2,684         (1,679)
       Accrued expenses and other liabilities            406           (474)
       Income taxes payable                               42            196
                                                    --------        -------
Net cash used in operating activities                   (357)        (1,083)
                                                    --------        -------

Cash flows from investing activities:
       Acquisition of property and equipment          (2,656)          (264)
       Deposit into EPA trust fund and cash
         interest received                              (753)             -
       Other                                            (118)           (66)
                                                    --------        -------
Net cash used in investing activities                 (3,527)          (330)
                                                    --------        -------

Cash flows from financing activities:
      Net borrowings under lines of credit             3,932          1,489
      Long-term borrowings                            10,748              -
      Repayment of long-term debt                       (694)          (461)
      Cash paid for debt issuance costs                 (195)             -
      Proceeds from employee stock purchase
        plan and exercise of stock options                62              -
Net cash provided by financing activities             13,853          1,028
                                                    --------        -------
Effects of exchange rate on cash                          24             56
                                                    --------        -------
Increase (decrease) in cash                            9,993           (329)
Cash at beginning of year                                742          1,149
                                                    --------        -------
Cash at end of period                               $ 10,735        $   820
                                                    ========        =======

         The accompanying notes are in integral part of the unaudited condensed consolidated financial statements.

                                 EXHIBIT INDEX
                        Aerovox Incorporated Form 10-Q
                       (for quarter ended April 1, 2000)

Exhibit                                                                                                  Page/SEC
 Item                                                                                  Exhibit           Document
-------                                                                              ------------      -------------
  (4)         Instruments Defining the Rights of Security Holders,
              ----------------------------------------------------
              Including Indentures.
              --------------------
                 4.9     Filed Herewith:
                         Construction Loan Agreement dated February 29, 2000
                         between the Company and KeyBank National Association             ---              ---

                4.10     Filed Herewith:
                         Assignment of Project Agreement, Dated February 29, 2000
                         between the Company and KeyBank National Association             ---              ---

                4.11     Filed Herewith:
                         Commercial Note, dated February 29, 2000, between the
                         Company and KeyBank National Association                         ---              ---

                4.12     Filed Herewith:
                         First Leasehold Mortgage, Security Agreement,
                                                                     -
                         Assignment of Leases and Rents, and Financing statement          ---              ---
                         dated February 29, 2000, between the Company and KeyBank
                         National Association

                4.13     Filed Herewith:
                         Environmental Indemnity Agreement dated February 29,
                         2000, between the Company and KeyBank National                   ---
                         Association

                4.14     Filed Herewith:
                         Note Pledge Agreement, dated March 1, 2000, between the
                         Company, The Huntington National Bank and KeyBank                ---              ---
                         National Association

                4.15     Filed Herewith:
                         Offering Memorandum, dated March 1, 2000, between the
                         Company and The Huntington National Bank                         ---              ---

                4.16     Filed Herewith:
                         Reimbursement Agreement, dated March 1, 2000, between
                         the Company, The Huntington National Bank and KeyBank            ---              ---
                         National Association

                4.17     Filed Herewith:
                         Remarketing Agreement, dated March 1, 2000, between the
                         Company and McDonald Investments.                                ---              ---

                4.18     Filed Herewith:
                         Trust Indenture dated March 1, 2000, between the Company
                         and The Huntington National Bank                                 ---              ---