Form 10-Q
period 2000-07-01
AEROVOX INC
filed 2000-08-15
CIK 856164

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended July 1, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes X No__
                                                            --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

At August 15, 2000, 6,134,811 shares of registrant's common stock (par value, $1.00) were outstanding, 700,000 of which are restricted and redeemable under Stockholder Agreements as described in the footnotes to the financial statements included in the registrant's most recent Annual Report on Form 10-K.

                             AEROVOX INCORPORATED
                Condensed Consolidated Statements of Operations
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                               Three Months Ended              Six Months Ended
                                                               ------------------              ----------------
                                                            July 1,         July 3,         July 1,        July 3,
                                                             2000            1999            2000           1999
                                                        --------------  --------------   ------------   -------------
Net sales                                               $       30,075  $       30,637   $    60,300    $     59,010
Cost of sales                                                   24,789          24,526        49,815          47,927
                                                        --------------  --------------   -----------    ------------

Gross profit                                                     5,286           6,111        10,485          11,083
Selling, general and administrative expenses                     4,675           4,482         8,854           8,320
                                                        --------------  --------------   -----------    ------------

Income from operations                                             611           1,629         1,631           2,763

Other income (expense):
      Interest expense                                            (685)           (461)       (1,116)           (862)
      Other income (expense)                                      (148)            125           (94)             (7)
                                                        --------------  --------------   -----------    ------------

Income (loss) before income taxes                                 (222)          1,293           421           1,894
Provision for (benefit from) income taxes                          (89)            492           106             764
                                                        --------------  --------------   -----------    ------------

Net income (loss)                                       $         (133) $          801   $       315    $      1,130
                                                        ==============  ==============   ===========    ============

Basic earnings (loss) per share                         $        (0.02) $         0.15   $      0.06    $       0.21
                                                        ==============  ==============   ===========    ============
Dilutive earnings (loss) per share                      $        (0.02) $         0.15   $      0.05    $       0.21
                                                        ==============  ==============   ============   ============

    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                             AEROVOX INCORPORATED
                     Condensed Consolidated Balance Sheets
                            (Amounts in thousands)
                                  (Unaudited)

                                                                       July 1,              Jan. 1,
                                                                        2000                 2000
                                                                  ------------------   ------------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                        $          5,646     $            742
  Accounts receivable, net                                                   18,792               14,881
  Inventories                                                                20,344               17,511
  Prepaid expenses and other current assets                                   2,145                2,214
                                                                  ------------------   ------------------
     Total current assets                                                    46,927               35,348

Property, plant and equipment, net                                           33,312               27,521
Goodwill, net                                                                 3,773                3,989
Deferred income taxes                                                         3,592                3,592
Restricted cash                                                                 763                    -
Other assets                                                                    228                   70
                                                                  ------------------   ------------------
     Total assets                                                  $         88,595     $         70,520
                                                                  ==================   ==================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $         11,199     $          8,285
  Accrued compensation and related expenses                                   2,636                2,540
  Other accrued expenses                                                      2,997                2,090
  Current maturities of long-term debt                                        6,148                7,362
  Income taxes                                                                   35                   47
                                                                  ------------------   ------------------
     Total current liabilities                                               23,015               20,324

Deferred income taxes                                                         4,072                4,100
Industrial revenue bond                                                         545                  800
Long-term debt less current maturities                                       29,360               13,571
Reserve for environmental costs and plant remediation                         6,477                6,470
Deferred compensation                                                           394                  503

Redeemable common stock                                                       2,532                2,546

Stockholders' equity:
  Common stock                                                                5,429                5,404
  Additional paid-in capital                                                  1,130                1,078
  Retained earnings                                                          16,297               15,969
  Accumulated other comprehensive loss                                         (656)                (245)
                                                                  ------------------   ------------------
     Total stockholders' equity                                              22,200               22,206
                                                                  ------------------   ------------------
     Total liabilities and stockholders' equity                    $         88,595     $         70,520
                                                                  ==================   ==================

    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                             AEROVOX INCORPORATED
                Condensed Consolidated Statements of Cash Flows
                            (Amounts in thousands)
                                  (Unaudited)

                                                                        Three Months Ended
                                                                    -------------------------
                                                                     July 1,          July 3,
                                                                       2000            1999
                                                                    ---------        --------
Cash flows from operating activities:
 Net income                                                         $     315        $  1,130
 Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation and amortization                                        2,284           2,456
 Changes in operating assets and liabilities:
   Accounts receivable                                                 (4,299)         (3,808)
   Inventories                                                         (3,185)           (304)
   Prepaid expenses and other current assets                             (298)           (762)
   Accounts payable                                                     3,054             478
   Accrued expenses and other liabilities                               1,088            (891)
   Income taxes payable                                                   215             513
                                                                    ---------        --------
Net cash used in operating activities                                    (826)         (1,188)
                                                                    ---------        --------

Cash flows from investing activities:
   Cash paid to acquire Capacitores, net of cash acquired                   -          (1,721)
   Acquisition of property and equipment                               (8,088)           (627)
   Deposit into EPA trust fund and cash interest received                (763)              -
   Other                                                                  167             207
                                                                    ---------        --------
Net cash used in investing activities                                  (8,684)         (2,141)
                                                                    ---------        --------

Cash flows from financing activities:
   Net borrowings (repayments) under lines of credit                    7,607          (3,171)
   Long-term borrowings                                                10,748           9,750
   Repayment of long-term debt                                         (3,736)         (3,127)
   Cash paid for debt issuance costs                                     (195)              -
   Proceeds from employee stock purchase
    plan and exercise of stock options                                     77              15
                                                                    ---------        --------
Net cash provided by financing activities                              14,501           3,467
                                                                    ---------        --------
Effects of exchange rates on cash                                         (87)             84
                                                                    ---------        --------
Increase in cash                                                        4,904             222
Cash at beginning of year                                                 742           1,149
                                                                    ---------        --------
Cash at end of period                                               $   5,646        $  1,371
                                                                    =========        ========

   The  accompanying  notes are an integral part of the unaudited  condensed consolidated financial statements.

                             AEROVOX INCORPORATED
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)  BASIS OF PRESENTATION

     These unaudited condensed consolidated financial statements should be read in conjunction with Aerovox Incorporated's ("the Company") Annual Report on Form 10-K for the fiscal year ended January 1, 2000, and the consolidated financial statements and footnotes included therein. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The consolidated balance sheet data as of January 1, 2000, included herein, is derived from the Company's audited financial statements as of January 1, 2000.

     Fiscal 2000 consists of 52 weeks, and will end on December 30, 2000.

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current presentation.

(2)  INVENTORIES

     Inventories consist of the following (in thousands):

                                                 July 1, 2000                       January 1, 2000
                                    -------------------------------------------------------------------------
                                       Domestic     Foreign      Total      Domestic     Foreign     Total
-------------------------------------------------------------------------------------------------------------
Raw materials                            $ 6,714      $3,543     $10,257     $ 5,948      $3,429     $ 9,377
Work in process                            2,034         669       2,703       1,949         359       2,308
Finished goods                             6,424         960       7,384       4,838         988       5,826
-------------------------------------------------------------------------------------------------------------
                                         $15,172      $5,172     $20,344     $12,735      $4,776     $17,511
=============================================================================================================

(3)  NET INCOME (LOSS) PER SHARE (BASIC AND DILUTED)

     Net income (loss) per share is computed based on the weighted average number of common and common equivalent shares outstanding during the period, calculated under the treasury stock method.

                                         (in thousands, except for share and per share data)
-------------------------------------------------------------------------------------------------------------------------------
                       For the Three Months Ended         For the Three Months Ended              For the Six Months Ended
                             July 1, 2000                        July 3, 1999                          July 1, 2000
-------------------------------------------------------------------------------------------------------------------------------
                       Net      Shares      Per share     Net       Shares     Per share          Net      Shares    Per share
                       loss                  amount      income                 amount           income               amount

-------------------------------------------------------------------------------------------------------------------------------
 Basic Earnings
 (Loss) Per          $(133)   5,429,187      $(0.02)      $801    5,396,722     $0.15             $315    5,420,190   $0.06
 Share

-------------------------------------------------------------------------------------------------------------------------------
 Dilutive Securities:
-------------------------------------------------------------------------------------------------------------------------------

 Options                        -0-                                 -0-                                      53,621

-------------------------------------------------------------------------------------------------------------------------------
 Redeemable
 Common Stock                   -0-                                 -0-                                     700,000

-------------------------------------------------------------------------------------------------------------------------------
 Diluted
 Earnings            $(133)   5,429,187      $(0.02)      $801    5,396,722     $0.15             $315    6,173,811   $0.05
 (Loss) Per
 Share
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------
                       For the Six Months Ended
                            July 3, 1999
-------------------------------------------------------
                       Net      Shares      Per share
                      income                 amount

-------------------------------------------------------
 Basic Earnings
 (Loss) Per          $1,130   5,395,263      $0.21
 Share

-------------------------------------------------------
 Dilutive Securities:
-------------------------------------------------------

 Options                        -0-

-------------------------------------------------------
 Redeemable
 Common Stock                   -0-

-------------------------------------------------------
 Diluted
 Earnings            $1,130   5,395,263      $0.21
 (Loss) Per
 Share
-------------------------------------------------------

     Options to purchase 397,750 shares of common stock at prices ranging from $3.95 to $9.63 per share were outstanding at July 1, 2000, but were not included in the computation of diluted earnings per share for the six months ended July 1, 2000 because the exercise prices of the options were greater than the average market price of common shares for the period. Options to purchase 325,300 shares of common stock at prices ranging from $2.44 to $3.63 were outstanding at July 1, 2000, and were included in the calculation of diluted earnings per share because they had a dilutive effect on earnings per share for the six months ended July 1, 2000. Under the treasury stock method, the equivalent of 53,621 common shares were added to the average number of outstanding common shares in computing diluted earnings per share.

     Redeemable common stock aggregating 700,000 shares are included in the calculation of diluted earnings per share because the average fair market value of the Company's outstanding common stock for the six months ended July 1, 2000, exceeds the book value per common share of the Company at July 1, 2000. The redemption agreement stipulates that these shares can be redeemed at the book value per common share starting on April 5, 2003 through May 5, 2003, at the holders' discretion. It is presumed under current conditions that, at the conclusion of the period of restriction, the redeemable common stock would be registered and held or traded on the open market, thereby diluting earnings per share.

     The redeemable common stock was not included in the calculation of diluted earnings per share for the three-month and six-month periods ended July 3, 1999 because the book value per common share exceeded the average fair market value of the Company's outstanding common stock. Under these conditions, it is presumed that the redeemable common stock would be redeemed at the book value per common share and become treasury stock.

     Options to purchase 771,875 shares of common stock at prices ranging from $2.50 to $9.625 per share were outstanding at July 3, 1999, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of common shares during the three-month and six-month periods ended July 3, 1999.

(4)  COMPREHENSIVE INCOME

     The Company's comprehensive income (loss) was as follows (in thousands):

                                              For the Three Months           For the Six Months
                                                      Ended                         Ended
                                               July 1,      July 3,           July 1,     July 3,
                                               -------      -------           -------     -------
                                                 2000         1999              2000        1999
                                                 ----         ----              ----        ----
  Net income (loss)                          $    (133)    $     801        $     315    $   1,130
  Foreign currency translation adjustment         (313)          (63)            (411)        (286)
                                             ---------     ---------        ---------    ---------

  Total comprehensive income (loss)          $    (446)    $     738        $     (96)   $     844
                                             ==========    =========        =========    =========


(5)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, SFAS 137 "Deferral of the Effective Date of SFAS 133" was issued to amend the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under SFAS 133, the accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS 133 for its fiscal year beginning December 31, 2000. Management estimates that the effect of adopting SFAS 133 would not have a material impact on the Company's historical financial position or results of operations.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's historical financial position or results of operations.

(6)  DEBT

     On March 21, 2000, the Company entered into a fifteen-year financing agreement with a bank and an investment company affiliated with the bank. Under the terms of the agreement, the Company received $10.2 million of adjustable rate financing collateralized by the Company's new facility in New Bedford, Massachusetts, which includes real property and manufacturing equipment. The Company entered into a staged interest rate swap in order to fix the interest rate at 7.66% over fifteen years. As of July 1, 2000, $6.5 million of the $10.2 million was covered by the interest rate swap and, as of September 1, 2000, the remaining amount borrowed will bear interest at the same rate. Until then, the $3.7 million balance will bear interest at the prevailing rates (6.85% at July 1, 2000). Including all amortizable fees, the effective interest rate is 9.26%. The agreement contains a financial covenant requiring the Company to maintain a minimum debt service coverage ratio. The Company was in compliance with this covenant at July 1, 2000.

(7)  RESTRUCTURING COSTS

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

     In the six months ended July 1, 2000, the Company terminated 25 employees and paid $286,000 of involuntary termination costs which were accrued as of January 1, 2000. Management believes the severance accrual ($323,000 at July 1, 2000) to be sufficient to meet the requirements for the remaining employee termination costs.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended July 1, 2000 compared with Three Months Ended July 3, 1999.

Net sales for the second quarter of 2000 totaled $30.1 million compared with $30.6 million for the second quarter of 1999, a decrease of $0.6 million or 1.8%. The decrease in net sales for the quarter resulted principally from the impact of pricing concessions for capacitors sold into the motors market. For the first six months of 2000, consolidated net sales were $60.3 million, an increase of $1.3 million compared with $59.0 million for the first half of 1999. This increase resulted principally from the contribution to net sales from CGE Aerovox, acquired in April 1999, offset by the pricing concessions discussed above.

Gross profits for the second quarter of 2000 decreased to $5.3 million or 17.6% of net sales compared with $6.1 million or 19.9% of net sales for the same period in 1999. Gross margin declined due in part to pricing pressures, but more significantly as a result of costs from restructuring activities, accounting for approximately $0.6 million of additional overhead expenses.

Selling, general and administrative expenses for the second quarter of 2000 totaled $4.7 million or 15.5% of net sales compared with $4.5 million or 14.6% of net sales for the same period in 1999. The increase resulted from higher personnel and recruiting costs.

Construction and equipment financing in New Bedford, Massachusetts and increases in the prime rate resulted in higher interest expense for the quarter compared with 1999. Other income and expense for the quarter reflected a decrease in royalty income and exchange rate related losses.

Loss before income taxes was $(0.2) million or (0.7)% compared with income of $1.3 million or 4.2% of net sales in the second quarter of 1999. The benefit from income taxes for the second quarter of 2000 was $89,000 or 40% of the pretax loss, adjusting income taxes to an estimated annualized tax rate of 25%, compared with $0.5 million or 38% of pretax income in the second quarter of 1999.

Net loss for the quarter was $(0.1) million or $(0.02) per common share, basic and diluted, compared with net income in the second quarter of 1999 of $0.8 million or $0.15 per common share, basic and diluted.

Six Months Ended July 1, 2000 compared with Six Months Ended July 3, 1999.

For the first six months of 2000, net sales were $60.3 million, an increase of $1.3 million compared with $59.0 million for the first half of 1999. This increase resulted principally from the contribution to sales from CGE Aerovox, acquired in April 1999, partially offset by pricing concessions for capacitors sold into the motors market.

Gross profits for the first half of 2000 decreased to $10.5 million or 17.4% of net sales compared with $11.1 million or 18.8% of net sales for the same period in 1999. Gross margin declined due in part to pricing pressures, but more significantly as a result of costs from restructuring activities, accounting for approximately $0.7 million of additional overhead expenses.

Selling, general and administrative expenses for the first half of 2000 totaled $8.9 million or 14.7% of net sales compared with $8.3 million or 14.1% of net sales for the same period in 1999. The increase resulted from higher personnel and recruiting costs as well as the effect of the April 1999 acquisition of CGE Aerovox.

Construction and equipment financing in New Bedford, Massachusetts, and increases in the prime rate resulted in higher interest expense for half year compared with 1999. Other income and expense for the six months reflected a decrease in royalty income and exchange rate related losses.

Income before income taxes was $0.4 million or 0.7% compared with $1.9 million or 3.2% of net sales in the first half of 1999. The provision for income taxes for the six months ended July 1, 2000, was $0.1 million or 25% of pretax income compared with $0.8 million, or 40% of pretax income in 1999. Projected utilization of net operating loss carryforwards in 2000 has lowered the provision rate from the statutory rate of 40%.

Net income for the six months was $0.3 million, or $0.06 per common share, basic, and $0.05 per common share, diluted, compared with net income in the first half of 1999 of $1.1 million or $0.21 per common share, basic and diluted.

Liquidity and Capital Resources

Cash and cash equivalents at the end of the second quarter of 2000 totaled $5.6 million compared with $0.7 million as of January 1, 2000. The Company's working capital, as a result of the increase in cash equivalents and accounts receivable offset by an increase in accounts payable, totaled $23.9 million at July 1, 2000, compared to $15.0 million at January 1, 2000. The Company's current ratio at July 1, 2000 was 2.0:1, compared with a ratio of 1.7:1 at January 1, 2000. At the end of the second quarter of 2000, the Company had borrowings of $36.1 million compared with $21.7 million at January 1, 2000. Of the increase, $10.2 million resulted from debt incurred to finance the Company's new facility in New Bedford and approximately $4.2 million represents funding of operations through the Company's revolving lines of credit.

On March 21, 2000, the Company entered into a fifteen-year financing agreement with a bank and an investment company affiliated with the bank. Under the terms of the agreement, the Company received $10.2 million of adjustable rate financing collateralized by the Company's new facility in New Bedford, Massachusetts, which includes real property and manufacturing equipment. The Company entered into a staged interest rate swap in order to fix the interest rate at 7.66% over fifteen years. As of July 1, 2000, $6.5 million of the $10.2 million was covered by the interest rate swap and, as of September 1, 2000, the remaining amount borrowed will bear interest at the same rate. Until then, the $3.7 million balance will bear interest at the prevailing rates (6.85% at July 1, 2000). Including all amortizable fees, the effective interest rate is 9.26%. The agreement contains a financial covenant requiring the Company to maintain a minimum debt service coverage ratio. The Company was in compliance with this covenant at July 1, 2000.

The Company's revolving credit agreement with a U.S. bank provides for a credit line of $14.4 million and is collateralized by certain accounts receivable and inventory. The agreement, which matures on May 31, 2002, includes several borrowing options which, for the quarter ending July 1, 2000, had interest rates ranging from 8.02% to 9.50%. The outstanding balance of the credit line at July 1, 2000 was $11.2 million. The Company was in compliance with all financial covenants specified by the agreement at July 1, 2000.

BHC has an agreement with a bank which provides for (i) a ten-year mortgage on real property in the amount of 0.5 million British pounds with an outstanding balance at July 1, 2000 of 0.5 million British pounds ($0.7 million), (ii) a five-year loan collateralized by machinery and equipment in the amount of 0.5 million British pounds with an outstanding balance at July 1, 2000 of 0.4 million British pounds ($0.6 million) and (iii) an "Overdraft" credit line allowing borrowings in British pounds, euros or U.S. dollars up to the equivalent of 2.5 million British pounds with an outstanding balance at July 1, 2000 of 1.5 million British pounds ($2.3 million). With the exception of the five-year loan collateralized by plant and machinery, which has a fixed rate of interest of 7.15%, interest is charged at variable rates based upon the bank base rate. The ten-year mortgage agreement includes certain financial covenants. At January 1, 2000 BHC was in violation of two covenants regarding interest coverage and net worth. On February 24, 2000 the lender waived its right to accelerate payments on this loan with respect to the violation through January 1, 2001.

BHC has an agreement with another bank which provides for a five-year loan at 8.00% per annum collateralized by machinery and equipment in the amount of 0.8 million British pounds with an outstanding balance at July 1, 2000 of 0.9 million British pounds ($1.4 million).

The Company also has a term loan with an equipment financing company with an outstanding balance at July 1, 2000 of $7.0 million. This loan, collateralized by equipment at the Company's New Bedford and Huntsville, Alabama facilities, matures in 2005, and bears an annual interest rate of 7.8%. The Company was in compliance with all financial covenants of the agreement at July 1, 2000.

Other long-term debt of the Company consists of an Industrial Revenue Bond maturing on July 1, 2002, with an annual interest rate of 7.42% and quarterly payments on the principal. The outstanding balance at July 1, 2000 was $1.0 million.

The Company also has two notes payable to the original shareholders of Capacitores Unidos, S.A. de C.V. in the amounts of $1.1 million and $0.4 million, accruing interest at rates of 5.22% and 5.32% per annum, respectively, and due April 4, 2001 and April 5, 2002, respectively.

Aerovox de Mexico, S.A. de C.V., the Company's Mexico subsidiary, has a note payable to Compania General de Electronica, S.A. de C.V., in the amount $0.2 million which bears interest at 5.22% per annum and matures at April 1, 2001.

Management believes existing cash and short-term investments together with funds generated from operations will be sufficient to meet operating requirements for the next 12 months.


Other Matters

ENVIRONMENTAL STATUS

On December 2, 1999, the Company reached a final agreement with the U.S. Environmental Protection Agency regarding the remediation of polychlorinated biphenyls ("PCBs") present in its New Bedford facility. Under the agreement, the Company has agreed to relocate its Belleville Avenue operations to another site within 16 months, demolish the existing building and cap the site by November 2011.

In fiscal 1997, the Company recorded a provision of $13.0 million for environmental costs, plant remediation and impairment of assets. The provision included a $7.2 million reserve for environmental remediation and associated consulting, legal and engineering costs posted as a result of the identification of PCBs in the plant. From that date through July 1, 2000, $0.6 million was charged to the reserve, primarily for legal and engineering expenses.

Management believes the reserve is adequate for the cost of activities described above.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999 SFAS 137 "Deferral of the Effective Date of SFAS 133" was issued to amend the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under the new Statement, the accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS 133 for its fiscal year beginning December 31, 2000. Management estimates that the effect of adopting SFAS 133 would not be material to the historical consolidated financial statements.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's historical financial position or results of operations.

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



                              AEROVOX INCORPORATED


DATE August 15, 2000          BY /S/ F. RANDAL HUNT
                              ---------------------
                              F. Randal Hunt
                              Senior Vice President and Chief Financial Officer