Form 10-Q
period 2000-09-30
AEROVOX INC
filed 2000-11-14
CIK 856164

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2000

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to___________

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

                           167 John Vertente Boulevard
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (508) 994-9661

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

                                                                 Yes _X_  No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

At November 14, 2000, 6,141,924 shares of registrant's common stock (par value, $1.00) were outstanding, 700,000 of which are restricted and redeemable under Stockholder Agreements as described in the footnotes to the financial statements included in the registrant's most recent Annual Report on Form 10-K.

                              AEROVOX INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    Sept. 30,        Oct. 2,        Sept. 30,        Oct. 2,
                                                      2000            1999            2000            1999
                                                    --------        --------        --------        --------
Net sales                                           $ 25,770        $ 26,718        $ 86,070        $ 85,728
Cost of sales                                         22,887          21,941          72,702          69,868
                                                    --------        --------        --------        --------

Gross profit                                           2,883           4,777          13,368          15,860
Selling, general and administrative expenses           4,312           4,254          13,166          12,574
                                                    --------        --------        --------        --------

Income (loss) from operations                         (1,429)            523             202           3,286

Other income (expense):
   Interest expense                                     (706)           (468)         (1,822)         (1,330)
   Other income                                          446             107             352             100
                                                    --------        --------        --------        --------

Income (loss) before income taxes                     (1,689)            162          (1,268)          2,056
Provision for income taxes                               164              58             270             822
                                                    --------        --------        --------        --------

Net income (loss)                                   $ (1,853)       $    104        $ (1,538)       $  1,234
                                                    ========        ========        ========        ========

Basic and diluted earnings (loss) per share         $  (0.34)       $   0.02        $  (0.28)       $   0.23
                                                    ========        ========        ========        ========

Weighted average number of shares outstanding          5,435           5,399           5,425           5,396
                                                    ========        ========        ========        ========


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                              AEROVOX INCORPORATED

                      Condensed Consolidated Balance Sheets
                             (Amounts in thousands)
                                   (Unaudited)

                                                            Sept. 30,        Jan. 1,
                                                               2000           2000
                                                            --------        --------
                              ASSETS


Current assets:
 Cash and cash equivalents                                  $  2,182        $    742
 Accounts receivable, net                                     17,306          14,881
 Inventories                                                  22,854          17,511
 Prepaid expenses and other current assets                     3,132           2,214
                                                            --------        --------
     Total current assets                                     45,474          35,348

Property, plant and equipment, net                            35,859          27,521
Goodwill, net                                                  3,665           3,989
Deferred income taxes                                          3,592           3,592
Restricted cash                                                  758               -
Other assets                                                     220              70
                                                            --------        --------
     Total assets                                           $ 89,568        $ 70,520
                                                            ========        ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                           $ 11,569        $  8,285
 Accrued compensation and related expenses                     2,628           2,540
 Other accrued expenses                                        2,452           2,090
 Current maturities of long-term debt                          6,921           7,362
 Income taxes                                                    362              47
                                                            --------        --------
     Total current liabilities                                23,932          20,324

Deferred income taxes                                          4,060           4,100
Industrial revenue bond                                          409             800
Long-term debt less current maturities                        31,581          13,571
Reserve for environmental costs and plant remediation          6,482           6,470
Deferred compensation                                            403             503

Redeemable common stock                                        2,324           2,546

Stockholders' equity:
 Common stock                                                  5,435           5,404
 Additional paid-in capital                                    1,145           1,078
 Retained earnings                                            14,653          15,969
 Accumulated other comprehensive loss                           (856)           (245)
                                                            --------        --------
     Total stockholders' equity                               20,377          22,206
                                                            --------        --------
     Total liabilities and stockholders' equity             $ 89,568        $ 70,520
                                                            ========        ========


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                            AEROVOX INCORPORATED

              Condensed Consolidated Statements of Cash Flows

                           (Amounts in thousands)
                                (Unaudited)

                                                                     Nine Months Ended
                                                                ----------------------------
                                                                September 30,     October 2,
                                                                    2000             1999
                                                                -------------     ----------
Cash flows from operating activities:
 Net income (loss)                                              $ (1,538)       $  1,234
 Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation and amortization                                   3,563           3,670
   Loss on disposal of assets                                          -              (3)
 Changes in operating assets and liabilities:

   Accounts receivable                                            (2,856)         (1,693)
   Inventories                                                    (5,653)          1,591
   Prepaid expenses and other current assets                      (1,154)           (297)
   Accounts payable                                                3,422          (1,758)
   Accrued expenses and other liabilities                            871          (1,117)
   Income taxes payable                                              407             301
                                                                --------        --------
Net cash provided by (used in) operating activities               (2,938)          1,928
                                                                --------        --------

Cash flows from investing activities:
   Cash paid to acquire Capacitores, net of cash acquired              -          (1,721)
   Acquisition of property and equipment                         (11,912)         (2,056)
   Deposit into EPA trust fund and cash interest received           (774)              -
   Other                                                            (373)             87
                                                                --------        --------
Net cash used in investing activities                            (13,059)         (3,690)
                                                                --------        --------

Cash flows from financing activities:
   Net borrowings (repayments) under lines of credit              11,252          (1,665)
   Long-term borrowings                                           10,748          12,671
   Repayment of long-term debt                                    (4,385)         (9,156)
   Cash paid for debt issuance costs                                (195)              -
   Proceeds from employee stock purchase
    plan and exercise of stock options                                98              16
                                                                --------        --------
Net cash provided by financing activities                         17,518           1,866
                                                                --------        --------
Effects of exchange rates on cash                                    (81)            (26)
                                                                --------        --------
Increase in cash                                                   1,440              78
Cash at beginning of year                                            742           1,149
                                                                --------        --------
Cash at end of period                                           $  2,182        $  1,227
                                                                ========        ========


         The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                              AEROVOX INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     These unaudited condensed consolidated financial statements should be read in conjunction with Aerovox Incorporated's ("the Company") Annual Report on Form 10-K for the fiscal year ended January 1, 2000, and the consolidated financial statements and footnotes included therein. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The condensed consolidated balance sheet data as of January 1, 2000, included herein, is derived from the Company's audited financial statements as of January 1, 2000.

     Fiscal year 2000 consists of 52 weeks, and will end on December 30, 2000.

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current presentation.

(2)  INVENTORIES

     Inventories consist of the following (in thousands):

                                                     September 30, 2000                        January 1, 2000
                                           --------------------------------------------------------------------------------
                               Domestic         Foreign           Total          Domestic          Foreign           Total
     ----------------------------------------------------------------------------------------------------------------------
      Raw materials            $ 6,365          $ 3,752          $10,117          $ 5,948          $ 3,429          $ 9,377
      Work in process            2,549              647            3,196            1,949              359            2,308
      Finished goods             8,168            1,373            9,541            4,838              988            5,826
     ----------------------------------------------------------------------------------------------------------------------
                               $17,082          $ 5,772          $22,854          $12,735          $ 4,776          $17,511
     ----------------------------------------------------------------------------------------------------------------------


(3)  NET INCOME (LOSS) PER SHARE (BASIC AND DILUTED)

     Net income (loss) per share is computed based on the weighted average number of common and common equivalent shares outstanding during the period, calculated under the treasury stock method.

                                              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
-----------------------------------------------------------------------------------------------------------------------------
                           FOR THE THREE MONTHS ENDED           FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2000                     OCTOBER 2, 1999               SEPTEMBER 30, 2000
-----------------------------------------------------------------------------------------------------------------------------
                        Net         Shares         Per         Net        Shares       Per      Net        Shares      Per
                        loss                      share       income                  share     loss                  share
                                                  amount                              amount                          amount
-----------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS
(LOSS) PER SHARE       $(1,853)     5,434,565     $(0.34)       $104     5,398,537     $0.02   $(1,538)   5,424,982   $(0.28)
-----------------------------------------------------------------------------------------------------------------------------
DILUTIVE SECURITIES:
-----------------------------------------------------------------------------------------------------------------------------

Options                                 0                                   505                               0

-----------------------------------------------------------------------------------------------------------------------------
Redeemable
Common Stock                            0                                    0                                0
-----------------------------------------------------------------------------------------------------------------------------
DILUTED
EARNINGS (LOSS)        $(1,853)     5,434,565     $(0.34)       $104     5,399,042     $0.02   $(1,538)   5,424,982   $(0.28)
PER SHARE
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------
                           FOR THE NINE MONTHS ENDED
                                OCTOBER 2, 1999
-----------------------------------------------------
                          Net       Shares      Per
                          income               share
                                               amount
-----------------------------------------------------

BASIC EARNINGS
(LOSS) PER SHARE          $1,234   5,396,354   $0.23
-----------------------------------------------------
DILUTIVE SECURITIES:
-----------------------------------------------------

Options                                505

-----------------------------------------------------
Redeemable
Common Stock                            0
-----------------------------------------------------
DILUTED
EARNINGS (LOSS)           $1,234   5,396,859   $0.23
PER SHARE
-----------------------------------------------------


          Options to purchase 396,750 shares of common stock at prices ranging from $3.95 to $9.63 per share were outstanding at September 30, 2000, but were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2000 because the effect would be anti-dilutive.

          Redeemable common stock aggregating 700,000 shares were not included in the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2000 because the effect would be anti-dilutive.

          The redeemable common stock was not included in the calculation of diluted earnings per share for the three-month and nine-month periods ended October 2, 1999 because the book value per common share exceeded the average fair market value of the Company's outstanding common stock. Under these conditions, it is presumed that the redeemable common stock would be redeemed at the book value per common share and become treasury stock.

          Options to purchase 740,875 shares of common stock at prices ranging from $2.813 to $9.625 per share were outstanding at October 2, 1999, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of common shares during the three months ended October 2, 1999. Options to purchase 6,000 shares of common stock at the price of $2.50 were outstanding at October 2, 1999, and were included in the calculation of dilutive shares under the treasury stock method because they had a dilutive effect on earnings per share for the three and nine months ended October 2, 1999.

(4)  COMPREHENSIVE INCOME

     The Company's comprehensive income (loss) was as follows (in thousands):

                                                     For the Three Months      For the Nine Months
                                                            Ended                     Ended
                                                   SEPT. 30,       OCT. 2,    SEPT. 30,     OCT. 2,
                                                   ---------      --------   ----------    -------
                                                     2000         1999         2000          1999
                                                     -----         ----        ----          ----
     Net income (loss)                             $(1,853)       $104       $(1,538)       $ 1,234
     Foreign currency translation adjustment          (200)        389          (611)           103
                                                   -------        -------    -------        -------

     Total comprehensive income (loss)             $(2,053)       $493       $(2,149)       $ 1,337
                                                   =======        =======    =======        =======

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

     In March 2000, the Financial Accounting Standard Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's historical financial position or results of operations.

(6)  DEBT

     On March 21, 2000, the Company entered into a fifteen-year financing agreement with a bank and an investment company affiliated with the bank. Under the terms of the agreement, the Company received $10.2 million of adjustable rate financing collateralized by the Company's new facility in New Bedford, Massachusetts, which includes real property and manufacturing equipment. The Company entered into a staged interest rate swap in order to fix the interest rate at 7.66% over fifteen years. As of September 30, 2000, $10.2 million was covered by the interest rate swap. Including all amortizable fees, the effective interest rate is 9.26%. The agreement contains a financial covenant requiring the Company to maintain a minimum debt service coverage ratio.

     The Company was in violation of the minimum debt service coverage ratio covenants at September 30, 2000, on two of its loan agreements. The lenders waived their rights to accelerate payment of these loans for these violations.

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

     In the nine months ended September 30, 2000, the Company terminated 25 employees and paid $291,000 of involuntary termination costs which were accrued as of January 1, 2000. The severance accrual was reduced by $100,000 to reflect voluntary terminations of employees who were included in the original restructuring reserve calculation. Management believes the severance accrual ($207,000 at September 30, 2000) to be sufficient to meet the requirements for the remaining employee termination costs.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED OCTOBER 2, 1999.

Net sales for the third quarter of 2000 totaled $25.8 million compared with $26.7 million for the third quarter of 1999, a decrease of $0.9 million or 3.5%. The decrease in net sales for the quarter resulted principally from the impact of pricing concessions and lower demand for capacitors sold into the motors market.

Gross profits for the third quarter of 2000 decreased to $2.9 million or 11.2% of net sales compared with $4.8 million or 17.9% of net sales for the same period in 1999. Gross margin declined due in part to pricing pressures, but more significantly as a result of $1.2 million of expenses related to facility and product line relocations, and approximately $0.5 million of expenses incurred to troubleshoot and correct problems related to new production equipment and processes.

Selling, general and administrative expenses for the third quarter of 2000 totaled $4.3 million or 16.7% of net sales, the same spending level as in the third quarter last year.

Additional borrowings in 2000 for the new building and equipment in New Bedford along with funding for relocation activities and higher interest rates have resulted in increased interest expense, $0.7 million in the third quarter compared with $0.5 million for the same quarter last year. Other income reflects patent royalties and exchange rate gains.

The loss before income taxes of $1.7 million compares to income of $0.2 million in the same quarter last year. No benefit from U.S. income taxes was recorded because there are no prior earnings with which to offset the net operating loss. The provision for income taxes reflects foreign income taxes in Mexico and England. The resulting net loss of $1.9 million, or $0.34 per share, compares to net income of $0.1 million, or $0.02 per share, in the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED OCTOBER 2, 1999.

For the first nine months of 2000, net sales were $86.1 million, an increase of $0.4 million compared with $85.7 million for the first nine months of 1999. This increase resulted principally from the contribution to sales from CGE Aerovox, acquired in April 1999, offset by pricing concessions and lower demand for capacitors sold into the motors market.

Gross profits for the first nine months of 2000 decreased to $13.4 million or 15.5% of net sales compared with $15.9 million or 18.5% of net sales for the same period in 1999. Gross margin declined due in part to pricing pressures, but more significantly as a result of $1.9 million of expenses related to facility and product line relocations, and approximately $0.5 million of expenses incurred to troubleshoot and correct problems related to new production equipment and processes.

Selling, general and administrative expenses for the three quarters of 2000 totaled $13.2 million or 15.3% of net sales compared with $12.6 million or 14.7% of net sales for the same period in 1999. The increase resulted from higher personnel and recruiting costs as well as the effect of the April 1999 acquisition of CGE Aerovox.

Additional borrowings in 2000 for the new building and equipment in New Bedford along with funding for relocation activities and higher interest rates have resulted in increased interest expense, $1.8 million in the nine-month period compared with $1.3 million for the same period last year. Other income reflects patent royalties and exchange rate gains.

Loss before income taxes was $1.3 million or 1.5% compared with income of $2.1 million or 2.4% of net sales in the first three quarters of 1999. No benefit from U.S. income taxes was recorded because there are no prior earnings with which to offset the net operating loss. The provision for income taxes reflects foreign income taxes in Mexico and England. For the respective nine-month periods, the net loss is $1.5 million, or $0.28 per share, compared with net income of $1.2 million, or $0.23 per share

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at the end of the third quarter of 2000 totaled $2.2 million compared with $0.7 million as of January 1, 2000. The Company's working capital, as a result of the increase in cash equivalents, accounts receivable and inventories offset by an increase in accounts payable, totaled $21.5 million at September 30, 2000, compared to $15.0 million at January 1, 2000. Inventories have risen to accommodate customer delivery schedules during the relocation of production lines in North America. Management expects that inventories will begin to decline in the fourth quarter as the Company completes its relocation projects. The Company's current ratio at September 30, 2000 was 1.90:1, compared with a ratio of 1.74:1 at January 1, 2000. At the end of the third quarter of 2000, the Company had borrowings of $38.9 million compared with $21.7 million at January 1, 2000. Of the increase, $10.2 million resulted from debt incurred to finance the Company's new facility in New Bedford and approximately $7.0 million represents funding of operations and relocation expenses through the Company's revolving lines of credit.

On March 21, 2000, the Company entered into a fifteen-year financing agreement with a bank and an investment company affiliated with the bank. Under the terms of the agreement, the Company received $10.2 million of adjustable rate financing collateralized by the Company's new facility in New Bedford, Massachusetts, which includes real property and manufacturing equipment. The Company entered into a staged interest rate swap in order to fix the interest rate at 7.66% over fifteen years. As of September 30, 2000, $10.2 million was covered by the interest rate swap. Including all amortizable fees, the effective interest rate is 9.26%. The agreement contains financial covenants requiring the Company to maintain a minimum debt service coverage ratio and a maximum debt leverage ratio.

The Company was in violation of the minimum debt service coverage ratio covenants at September 30, 2000, on two of its loan agreements. The lenders waived their rights to accelerate payment of these loans for these violations.

The Company's revolving credit agreement with a U.S. bank provides for a credit line of $14.4 million and is collateralized by certain accounts receivable and inventory. The agreement, which matures on May 31, 2002, includes several borrowing options which, for the quarter ending September 30, 2000, had interest rates ranging from 8.56% to 9.50%. The outstanding balance of the credit line at September 30, 2000 was $14.0 million. The Company was in compliance with all financial covenants specified by the agreement at September 30, 2000.

BHC has an agreement with a bank which provides for (i) a ten-year mortgage on real property in the amount of 0.5 million British pounds with an outstanding balance at September 30, 2000 of 0.5 million British pounds ($0.7 million), (ii) a five-year loan collateralized by machinery and equipment in the amount of 0.5 million British pounds with an outstanding balance at September 30, 2000 of 0.4 million British pounds ($0.5 million) and (iii) an "Overdraft" credit line allowing borrowings in British pounds, euros or U.S. dollars up to the equivalent of 2.5 million British pounds with an outstanding balance at September 30, 2000 of 2.1 million British pounds ($3.1 million). With the exception of the five-year loan collateralized by plant and machinery, which has a fixed rate of interest of 7.15%, interest is charged at variable rates based upon the bank base rate. The ten-year mortgage agreement includes certain financial covenants. At January 1, 2000 BHC was in violation of two covenants regarding interest coverage and net worth. On February 24, 2000 the lender waived its right to accelerate payments on this loan with respect to the violation through January 1, 2001.

BHC has an agreement with another bank which provides for a five-year loan at 8.00% per annum collateralized by machinery and equipment in the amount of 0.8 million British pounds with an outstanding balance at September 30, 2000 of 0.8 million British pounds ($1.2 million).

The Company also has a term loan with an equipment financing company with an outstanding balance at September 30, 2000 of $6.6 million. This loan, collateralized by equipment at the Company's New Bedford and Huntsville, Alabama facilities, matures in 2005, and bears an annual interest rate of 7.8%. The Company was in compliance with all financial covenants of the agreement at September 30, 2000.

Other long-term debt of the Company consists of an Industrial Revenue Bond maturing on July 1, 2002, with an annual interest rate of 7.42% and quarterly payments on the principal. The outstanding balance at September 30, 2000 was $0.9 million.

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

In fiscal 1997, the Company recorded a provision of $13.0 million for environmental costs, plant remediation and impairment of assets. The provision included a $7.2 million reserve for environmental remediation and associated consulting, legal and engineering costs posted as a result of the identification of PCBs in the plant. From that date through September 30, 2000, $0.6 million was charged to the reserve, primarily for legal and engineering expenses.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

6 (a).   Exhibits: None
6 (b). Reports on Form 8-K: On September 7, 2000, the Company filed Form 8-K relating to a change in its certifying accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AEROVOX INCORPORATED


DATE November 14, 2000         BY /s/ F. RANDAL HUNT
                               ---------------------
                               F. Randal Hunt
                               Senior Vice President and Chief Financial Officer