Form 10-K405
period 2000-12-30
AEROVOX INC
filed 2001-04-16
CIK 856164

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                2000 FORM 10-K
(Mark One)
[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE
_____
                                  ACT OF 1934
                  For the fiscal year ended December 30, 2000

                                      or

 ______    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES

                             EXCHANGE ACT OF 1934
              For the transition period from ________to ________
                         COMMISSION FILE NO.: 0-18018

                             AEROVOX INCORPORATED
                             --------------------
            (Exact name of Registrant as specified in its charter)

           DELAWARE                                            76-0254329
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

             167 JOHN VERTENTE BOULEVARD, NEW BEDFORD, MA   02745
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past ninety days.  Yes  X    No___
                                            ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Shares Outstanding of the Registrant's Common Stock at March 12, 2001: 6,146,186 Aggregate market value of voting stock held by non-affiliates of the registrant at March 12, 2001: $4,835,683.

Portions of the Registrant's definitive Proxy Statement for use at the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

An index to exhibits filed with this Report on Form 10-K appears at pages 22 through 25 hereof.

                             AEROVOX INCORPORATED
                         2000 FORM 10-K ANNUAL REPORT

                               Table of Contents

  PART I.                                                                            PAGE
----------   ----------------------------------------------------------------------------
Item 1.      Business...............................................................   3
Item 2.      Properties.............................................................  10
Item 3.      Legal Proceedings......................................................  10
Item 4.      Submission of Matters to a Vote of Security Holders....................  11
Item 4A.     Executive Officers of the Registrant...................................  11

PART II.
----------
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters..  13
Item 6.      Selected Financial Data................................................  13
Item 7.      Management's Discussion and Analysis of Financial Conditions and
             Results of Operations..................................................  14
Item 7A.     Quantitative and Qualitative Disclosure About Market Risk..............  20
Item 8.      Financial Statements and Supplementary Data............................  20
Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure...................................................  21

PART III.
----------
Item 10.     Directors and Executive Officers of the Registrant.....................  21
Item 11.     Executive Compensation.................................................  21
Item 12.     Security Ownership of Certain Beneficial Owners and Management.........  21
Item 13.     Certain Relationships and Related Transactions.........................  22

PART IV.
----------
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K........  22
             Signatures.............................................................  50
             Exhibit Index..........................................................  22

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Auditors.....................................................  26

Consolidated Balance Sheets as of December 30, 2000 and January 1, 2000.............  27

Consolidated Statements of Operations for years ended December 30, 2000,
January 1, 2000 and January 2, 1999.................................................  28

Consolidated Statements of Stockholders' Equity for years ended December 30, 2000,
January 1, 2000 and January 2, 1999.................................................  29

Consolidated Statements of Cash Flows for years ended December 30, 2000,
January 1, 2000 and January 2, 1999.................................................  30

Notes to Consolidated Financial Statements..........................................  31

Reports of Independent Auditors on Financial Statement Schedule.....................  48

Schedule II - Valuation and Qualifying Accounts.....................................  49

Statements concerning the Company's anticipated performance including future revenues, costs and profits, or about the development of the Company's markets, made through this Annual Report, may be deemed forward-looking statements. Such statements are based on the current assumptions of Aerovox management, which are believed to be reasonable. However, they are subject to significant risks and uncertainties, including, but not limited to the important factors described under "Certain Factors That May Affect Future Results" that could cause actual results to differ materially from those described in the forward-looking statements.

                                 PART I

ITEM 1.  BUSINESS

Aerovox's predecessor, Aerovox Corporation, began in 1922 producing crystal wireless radios. In 1973, the Aerovox AC capacitor operations, including a plant in New Bedford, Massachusetts, together with the Aerovox name, were purchased from Aerovox Corporation by a newly created corporation, Aerovox Industries. In 1978, RTE Corporation ("RTE"), a manufacturer of distribution transformers and other utility electrical products, purchased all of the assets of Aerovox Industries through its newly organized subsidiary, Aerovox Incorporated, a Massachusetts corporation ("Aerovox Massachusetts"). In 1988, RTE was acquired by Cooper Industries ("Cooper"), and Aerovox Massachusetts became an indirect wholly owned subsidiary of Cooper, through Aerovox Holding Company ("AHC"); a Delaware corporation incorporated on May 3, 1988. On May 26, 1989, Aerovox Massachusetts was merged into AHC and AHC's name was changed to Aerovox Incorporated ("the Company"). The sole purpose of this merger was to eliminate the passive holding company structure. On February 26, 1990, 5,095,086 shares of Aerovox Common Stock were distributed to Cooper shareholders of record on May 5, 1989.

On March 5, 1993, Aerovox purchased all the stock of Aero M, Inc., an aluminum electrolytic capacitor manufacturer, from Cooper Industries and subsequently relocated the business from Kentucky to create the Company's second plant in Juarez, Mexico. On March 11, 1993, Aerovox purchased certain assets of British aluminum electrolytic capacitor manufacturer, BH Components Ltd., and formed a new company, BHC Aerovox Ltd. ("BHC Aerovox" or "BHC"), which is located in Weymouth, England.

In August 1998, the Company sold its Power Factor Correction ("PFC") business unit to a division of General Electric.

On April 5, 1999, the Company purchased all of the outstanding capital stock of Capacitores Unidos, S.A. de C.V. ("CUSA") of Mexico City, a corporation organized under the laws of Mexico, for the purpose of acquiring certain assets of Compania General de Electronica, S.A. de C.V. ("CGE"). CUSA was merged into Aerovox de Mexico, S.A. de C.V. ("Aerovox de Mexico"), a wholly owned subsidiary, on March 1, 2000.

The Company's product lines are manufactured in its three North American capacitor plants -- New Bedford, Massachusetts, Juarez, Mexico and Mexico City, Mexico, and at its subsidiary, BHC Aerovox Ltd., in Weymouth, England. A principal component, aluminum foil for electrolytic capacitors, is produced in the Aerovox plant in Huntsville, Alabama.

In August 1999, the Company disclosed its plans to merge its three Mexican manufacturing plants into two by transferring the production of alternating current ("AC") motor start capacitors and certain AC film capacitors for lighting applications from Juarez to Mexico City and to consolidate its Juarez operations into the larger of its two existing plants there.

Also in August 1999, the Company broke ground on its new corporate headquarters and manufacturing facility in New Bedford, Massachusetts. A phased transition to the new facility from the Belleville Avenue, New Bedford plant began in the summer of 2000 and was essentially complete at year end.

PRODUCT DESCRIPTION

Aerovox is a leading manufacturer of electrostatic (film and paper) and aluminum electrolytic capacitors, sold worldwide, principally to original equipment manufacturers ("OEMs") for use as components in electrical and electronic products.

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

MARKETS AND APPLICATIONS


MARKETS                APPLICATIONS                                  AEROVOX PRODUCTS
=====================================================================================================
MOTORS                 Compressors, air conditioners, pumps,         AC Oil Capacitors
                       refrigeration, laundry equipment,             AC Dry Capacitors
                       garage door openers, hospital beds            Aluminum Electrolytic Capacitors
-------------------------------------------------------------------------------------------------------
LIGHTING               Electromagnetic and electronic                AC Oil Capacitors
                       ballasts for fluorescent and high             AC Dry Capacitors
                       intensity discharge (HID) fixtures            DC Film Capacitors
                       and strobe lights                             Aluminum Electrolytic Capacitors
-------------------------------------------------------------------------------------------------------
POWER ELECTRONICS      Variable speed drives, uninterruptible        DC Film Capacitors
                       power supplies (UPS), power supplies,         AC Oil Capacitors
                       transportation, welders, motor speed          AC Dry Capacitors
                       controllers, telecommunications equipment,    Aluminum Electrolytic Capacitors
                       audio/visual equipment, battery chargers
-------------------------------------------------------------------------------------------------------
SPECIALTY              Medical equipment (defibrillator,             Custom and Pulse Power Capacitors
                       X-ray equipment), industrial                  High Voltage Capacitors
                       equipment, government and university          Power Factor Correction Capacitors
                       research, power factor control systems
--------------------------------------------------------------------------------------------------
EMI/RFI FILTERS        Power supplies, industrial equipment,         Custom and General Purposes EMI/RFI
                       computer and telecommunications               Filters
                       equipment and appliances
--------------------------------------------------------------------------------------------------

UNITED STATES AND MEXICAN MAQUILADORA OPERATIONS

Electrostatic Capacitors

Aerovox has manufactured electrostatic capacitors in New Bedford, Massachusetts since 1938 and in Juarez, Mexico since 1992.

All Aerovox alternating current AC film capacitors are manufactured with polypropylene film and/or kraft paper or polyester film (used in small units) as the dielectric system. Aerovox's AC capacitors are utilized for continuous duty in starting permanent split-phase motors and then provide power factor correction during the running phase of the motor circuit. Applications include air conditioners, pumps, refrigerators and other types of equipment. Aerovox AC film capacitors are also utilized in ballasts for high intensity discharge ("HID") and fluorescent magnetic lighting fixtures, uninterruptible power supplies ("UPS"), power supplies and in welding equipment.

Direct current ("DC") film capacitors utilize polyester films and polypropylene (for high frequency applications) as the dielectric system. Applications for Aerovox DC film capacitors include lighting (for electronic ballasts in fluorescent fixtures), UPS and power supplies, variable speed drives and equipment for audio, communications and welding applications.

The Company offers a complete line of high-voltage, multi-purpose custom and pulse power capacitors for medical, industrial and government applications. The smaller models in this product line are used as components in photocopiers, laser equipment, defibrillators and other medical equipment, power supply systems and welding equipment. Aerovox's larger DC capacitors are used in government and university research products, government weaponry systems, in equipment for high-energy x-rays and in high-speed trains.

Aluminum Electrolytic Capacitors

Aerovox has manufactured AC and DC aluminum electrolytic capacitors for North and South America and Asian markets in Juarez, Mexico since 1994. Aerovox's AC motor start capacitors are designed for intermittent duty applications such as starting electric motors and providing power for short duration gear motors. Start capacitors of this type are used in compressor motors, pump motors, dental chairs, garage door openers and other similar applications.

The Company's DC aluminum electrolytic capacitors are used in the electrical equipment and electronic industry primarily for applications such as power supplies, UPS, motor drives and energy discharge applications such as welding, strobes and photo flash.

EMI/RFI Filters

Organized as an integrated business within the Company, the EMI Filters Business Unit supplies EMI filters, which protect electronic equipment from electrical interference ("noise") coming from the power source and suppress high-frequency interference that would otherwise be transmitted out of the equipment along the power cord. EMI filters can also be used to suppress high-frequency and unintentional noise generated in electronic and electromechanical equipment. Applications for EMI filters include computer and computer peripheral equipment, telecommunications and variable speed drives. They are also used in sensitive electronic testing and medical equipment. The Company's EMI filter product lines are assembled in Juarez, Mexico.

COMPETITION

Electrostatic Capacitors

AC capacitors are made by several domestic and foreign manufacturers and competition is intense, especially for motor run capacitors. In the North American AC capacitor market, Aerovox and General Electric are the primary producers, each offering a full line of AC products. Four other suppliers -- York, Commonwealth Sprague, American Radionics and Magnetek -- though smaller, contribute to price competition. Asian and European manufacturers are beginning to make inroads into the U.S. markets as passage in Congress in early 1997 of the Information Technology Agreement (ITA) eliminated tariffs on capacitors coming into the United States.

The principal competitive factors in the industry include product quality and reliability, competitive prices, on-time delivery, customer service, the ability to meet rigid customer specifications and the ability to add value to the customer's product.

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

Aluminum Electrolytic Capacitors

In the North American AC motor start capacitor market, Aerovox has two major competitors -- BC Components and North American Capacitor Company (NACC). The principal competitive factors in the industry are pricing, delivery, quality and customer service.

The North American DC electrolytic capacitor market is dominated by Cornell Dubilier Electronics, BC Components and United Chemi-Con. This marketplace has minimal standardization and is considered application specific, normally requiring design-in and qualification testing by its customers.

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

In 1997, the Company initiated an on-going program to significantly improve operating efficiency. In all its plants, goals to improve on-time delivery performance, to reduce cycle times, and to reduce inventory investment have been established and information systems, materials acquisition and flows and production have been redesigned to meet these goals. Lean manufacturing techniques, with emphasis on speed and waste elimination, have replaced inflexible large-quantity batch production on the factory floor.

In December 1992, the Company formed Aerovox de Mexico, a maquiladora in Juarez, Mexico for the assembly of high labor content products. As part of the Company's restructuring plan, its two plants in Juarez were consolidated during 2000.

The key material element of an aluminum electrolytic capacitor is an essentially pure aluminum foil that has been processed, chemically and electrically, to meet the capacitance and voltage specifications of the finished capacitor. This processing, known as etching and forming of the aluminum foil, is done at the Aerovox plant in Huntsville, Alabama. The foil is then forwarded to the Company's plants in Juarez, Mexico City and Weymouth, England for assembly into finished aluminum electrolytic capacitors.

BHC AEROVOX LTD.

BHC Aerovox Ltd., located in Weymouth, England, is one of Europe's leading manufacturers of aluminum electrolytic capacitors with sales throughout Europe.

PRODUCTS AND MARKETS

BHC Aerovox is a major supplier of AC motor-start capacitors to the European market, serving the fractional horsepower motor and the compressor markets. Additionally, BHC Aerovox supplies DC capacitors to European manufacturers of motor drives, uninterruptible power supplies, telecommunication power supplies, traction units for trains, audio/visual equipment and welding equipment.

COMPETITION

There is competition from a number of European and Asian suppliers for all of the aluminum electrolytic products made by BHC Aerovox. Among the more significant competitors are Epcos and Evox-Rifa. In each of the main countries, there is at least one local supplier. BHC Aerovox has increased its market share by offering technical backup to support a range of high-quality, technically advanced products at value prices.

BHC's margins are subject to influence by foreign currency exchange rates. In order to protect itself from adverse currency fluctuations, BHC now purchases many of its raw materials in euros. Approximately 70% of all sales are outside the United Kingdom, primarily into Europe and are typically priced in euros.

MANUFACTURING

BHC Aerovox purchases etched and formed aluminum foil from multiple sources, including the Aerovox foil operation in Huntsville. This processed foil is slit to the required width, wound with specially selected tissues, impregnated with an electrolyte fluid and then assembled into containers. A large part of the production is for non-standard parts, custom designed to meet the specific customer applications. In 1999, BHC Aerovox completed a program of significant investment to upgrade and automate its capacitor assembly operations.

AEROVOX DE MEXICO -- MEXICO CITY OPERATION

Acquired in April 1999, Aerovox de Mexico's plant located in Mexico City ("CGE Aerovox") is a leading manufacturer of motor start, motor run and film capacitors in Latin America. Unlike Aerovox de Mexico's plant in Juarez, the Mexico City plant does not operate as a maquiladora.

PRODUCTS AND MARKETS

CGE Aerovox's products are used in applications such as motors, lighting equipment and electronics. Other applications for its products include telecommunication equipment, home appliances and HVAC equipment.

COMPETITION

Brazilian and Asian suppliers present competitive factors for products made by CGE Aerovox with Siemens and Lorenzetti representing the most noteworthy competitors. In addition, there is at least one local supplier of capacitors within each country in Latin America. In order to combat competitive pressures, CGE Aerovox sells its products through a readily available, wide network of independent distributors throughout Latin America.

Foreign currency exchange rates influence the business of CGE Aerovox. Raw material is purchased primarily in U.S. dollars and more than half of all sales are outside Mexico and in U.S. dollars

MANUFACTURING

CGE Aerovox uses multiple sources for etched and formed aluminum foil, including the Aerovox foil operation in Huntsville. It purchases polymer film and aluminum foil and winds the material to customer-specified voltages and ratings.

GENERAL

SALES AND DISTRIBUTION

Aerovox sells its products worldwide to over 500 customers, primarily OEMs, who purchase capacitors and filters manufactured by the Company for use as components in the products they manufacture. No one customer in 2000 accounted for 10% or more of the net sales of the Company. In 2000, approximately 47% of the Company's net sales were to its ten largest customers and 90% were made to its 100 largest customers.

The Company expects that sales to these customers will continue to represent a significant portion of its total sales.

Sales to customers outside the U.S., primarily from BHC Aerovox and CGE Aerovox, represented approximately 39% of total sales in 2000.

The Company markets its products directly to domestic OEMs and through a network of independent manufacturers' sales representative organizations which collectively employ over 180 sales people. A smaller portion of the Company's sales are through distributors. The Company continually reviews the performance of its independent representatives, and from time to time, makes changes in its relationships with them.

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

BACKLOG

Aerovox's total backlog represents approximately three months of production.
The Company's manufacturing lead times vary from one to eight weeks depending on the product type, although some DC electrolytic capacitors with strong demand and special larger pulse power products may require longer lead times. The Company books orders, for purposes of calculating backlog, when a firm delivery date that is no more than twelve months out is scheduled. The trend of major OEM customers to demand shipments from stock, as earlier noted, reduces the order backlog and visibility of demand. The total active backlog was $30.0 million at February 19, 2001 and $20.4 million at February 26, 2000. The Company expects to fill all backlog orders scheduled for 2001 delivery.

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

The Company places a high degree of emphasis on quality both in product design (through improved design specifications) and in the production process by means of continuous process monitoring and control throughout the manufacturing cycle. Statistical Process Control, a program aimed at encouraging employee involvement and participation through fact-based decision making, is typical of the programs that have helped Aerovox achieve significant quality improvements.

The Company adheres to worldwide quality standards in all its operations. Its North American manufacturing facilities in New Bedford, Massachusetts and Juarez, Mexico have achieved International Standards Organization (ISO) 9002 certification. BHC Aerovox has been ISO 9001 certified for several years and Aerovox de Mexico in Mexico City achieved ISO 9001 status in March 2000.

MANAGEMENT INFORMATION AND CONTROL SYSTEMS

In 1999, the Company completed a companywide project to convert all management information and control systems to an integrated and uniform system that is compliant with year 2000 computing requirements.

RAW MATERIALS

The Company purchases raw materials from a number of regional, national and international suppliers. All of these raw materials are available from a variety of suppliers with which the Company has had long-term relationships.
The Company purchases its plain and metallized polypropylene and polyester films from several sources in Europe and the United States. A number of sources in the United States, Europe and Asia are approved to provide aluminum foil for the Company's electrolytic products.

PATENTS, LICENSES AND TRADEMARKS

The Company's most important intellectual property is its capacitor manufacturing processes which have been developed over a period of many years. Aerovox has approximately nine active patents and six pending patents.

The Company has granted licenses to two companies to make, use, import, sell and/or offer for sale capacitors which rely on materials and/or designs patented by Aerovox

The Aerovox trademark is registered or registration is pending in 23 countries in Europe, North and South America, Asia, the Middle East and Australia. This trademark has been in force since 1976. In addition, the Company holds or has pending, twelve other United States registered trademarks, some of which are registered in other countries. The duration of Aerovox's product trademark registrations range from one to 59 years. The Company believes that its trademark status helps to maintain the proprietary nature of its products.

EMPLOYEES

As of January 27, 2001, Aerovox had 1,591 employees worldwide. A total of 533 employees hold salaried management, supervisory, sales and clerical positions and 1,058 hourly employees are engaged in production and related activities. Unions represent 17% of the employees. Approximately 427 employees have been with their respective Aerovox company for ten years or more.

Aerovox considers its employee relations to be good. There have been no labor stoppages in recent years and union contracts have been renegotiated without difficulty. The Company is currently in negotiations with the International Brotherhood of Electrical Workers to renew a three-year contract which will expire in April 2001. In Mexico City, the agreement with the Sindicata Progresita de Trabajadores will be up for its annual renewal in January 2002.

ENVIRONMENTAL COMPLIANCE

Per a consent order reached between the Company and the Environmental Protection Agency ("EPA") in December 1999 (see background of this agreement in Item 3 Environmental Matters), the Company was required to abandon its factory and corporate headquarters in New Bedford, Massachusetts, by April 2001. A new manufacturing facility with corporate offices was constructed in the New Bedford Business Park and relocation of the offices and production lines began in August 2000. In accordance with the consent order, all manufacturing equipment moved to the new building had to be cleaned to meet the EPA's contamination limits for polychlorinated biphenyls ("PCBs").

The Company hired an environmental engineering services firm to coordinate the project and approximately 700 pieces of equipment and machinery were cleaned and moved to the new facility. The process was as follows: Each piece of equipment was cleaned by an EPA-qualified technical service company crew and wipe sampled, with the samples certified by an independent laboratory to contain PCBs at a level no more than the limit prescribed by the EPA. For equipment manufactured prior to 1979 the process involved disassembling the machines, removing all of the paint, repainting the equipment with PCB-free paints, wipe sampling surfaces from several areas of the machines, and shrink wrapping the cleaned machines in preparation for the move. Upon receipt of the laboratory tests, the machines were moved out of the building or, in case of a failed test, the process was repeated. The cost of cleaning and moving was approximately $1.2 million, expensed to 2000 operations.

ITEM 2. PROPERTIES


-------------------------------------------------------------------------------------------
PROPERTY                            Sq. Feet         Owned/Leased          Year Lease
                                                                             Expires
New Bedford, Massachusetts           435,000             Owned                  --
(closed February 2001)
---------------------------------------------------------------------------------------------
New Bedford, Massachusetts           137,000             Owned                  --
---------------------------------------------------------------------------------------------
Huntsville, Alabama                   85,000             Owned                  --
---------------------------------------------------------------------------------------------
Juarez, Mexico                       100,000             Leased                2003
---------------------------------------------------------------------------------------------
Mexico City, Mexico                  110,000             Leased                2004
---------------------------------------------------------------------------------------------
Weymouth, England                     35,000             Leased                2008
---------------------------------------------------------------------------------------------
Weymouth, England                     37,000             Owned                  --
---------------------------------------------------------------------------------------------

As a result of the environmental matter related to the Company's New Bedford plant, as described in Item 3 below, the Company constructed a new 137,000 square foot manufacturing plant and corporate offices, also in New Bedford. The phased relocation of manufacturing and office functions began in August 2000 and was complete at year end.

The Company believes that its facilities are adequate for its foreseeable needs.

ITEM 3. ENVIRONMENTAL MATTERS

The Company, until September 2000, manufactured film capacitors and maintained its corporate offices in a building located in New Bedford, Massachusetts, which had been occupied by the Company and predecessor organizations also engaged in the manufacture of capacitors since 1938. In June 1997, the EPA conducted tests that revealed the presence of PCBs on surfaces within the Company's New Bedford plant. While the Company and its expert advisors considered the PCBs to represent no threat to the health of the employees of the Company or the surrounding community, subsequent engineering studies indicated that the cost to remove PCBs within the building to the levels prescribed by the EPA and the Toxic Substances Control Act would be prohibitive. Therefore, the Company decided, and informed the EPA, that it would vacate the building, demolish it and dispose of all contaminated building materials in a legally compliant manner. Accordingly, a reserve was established and charged to income as of December 27, 1997, in the amount of $7.2 million, which the Company believes is adequate to dismantle and dispose of the building, clean equipment located within it, and to pay for related engineering, legal and professional services. Of this amount, $34,000, $133,000 and $387,000 were expended during 2000, 1999 and 1998, respectively for legal and professional services related to the environmental issue. Additionally, the Company wrote-off, as of December 27, 1997 the depreciated value of that building, all improvements thereto and certain machinery and equipment which would become surplus, abandoned or otherwise unusable upon disposal of the building.

The amount of this write-off was $5.8 million. During 1998, the EPA approved the Company's plan to dismantle and dispose of the building. In December 1999, the Company reached a final agreement with the EPA regarding the timing of the planned dismantling and disposal activity. Under the settlement, the Company agreed to relocate its New Bedford operations within 16 months of the agreement and to demolish the existing building and cap the site no later than November 2011.

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

The Company is currently subject to a National Pollutant Discharge Elimination System ("NPDES") permit to discharge water from the older New Bedford facility into the Acushnet River/New Bedford Harbor. The NPDES permit has a limitation of up to ten parts per billion (ppb) of PCBs in its storm water and other discharges. For several years, the Company and the EPA have been discussing possible changes to this permit. In June 1994, the Company submitted the following plans to the EPA and the Department of Environmental Protection ("DEP"): Stormwater Study Plan, Quality Assurance Project Plan and Stormwater Best Management Practices Plan. Aerovox will proceed with implementation of the plans upon receipt of EPA and DEP approvals. The Company can not predict what further actions the EPA or DEP may take with regard to the permit or what impact any such actions may have on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable. No matter was submitted to stockholders of the Company during the fourth quarter of fiscal 2000.

ITEM 4A.  EXECUTIVE OFFICERS

Set forth below are the names, ages and positions of the executive officers of Aerovox in 2000 and currently:

NAME                         AGE                                  OFFICE(S)
----                         ---    ---------------------------------------------------------------------------
Robert D. Elliott.........   50     President and Chief Executive Officer
Timothy J. Brown..........   51     Senior Vice President, Marketing and Sales
Martin Hudis..............   58     Senior Vice President, Technology Development
F. Randal Hunt............   43     Sr. Vice President, Chief Financial Officer, Secretary and Treasurer
Ted M. Miller.............   58     Senior Vice President, Engineering and Operations
Enrique Sanchez Aldunate..   56     Senior Vice President, Aerovox Inc. and President, Aerovox de Mexico
Graham Yates..............   54     Senior Vice President, Aerovox Inc. and Managing Director, BHC Aerovox Ltd.

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

Mr. Brown graduated with a Bachelor of Arts degree in Physics from Hamilton College in 1971 and received a Master of Arts from the University of Massachusetts in 1973. From 1987 to 1998, Mr. Brown was Vice President of Marketing and Sales at Alberox Corporation, a manufacturer of technical ceramics. He joined Aerovox in April 1998 as Senior Vice President, Marketing and Sales. Mr. Brown was no longer employed by the Company effective January 3, 2001.

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

Mr. Hunt graduated in 1981 with a Bachelor of Arts degree in Accounting from the University of Texas at El Paso and is also a certified public accountant. From 1993 to 1994 he was Plant Controller at Hamilton Beach-Proctor Silex in Juarez, Mexico. Mr. Hunt joined Aerovox in March 1994 as General Manager of the Company's Juarez operations. In 1996, he was appointed General Manager of the Company's EMI filters business. In September 1998, Mr. Hunt assumed the duties of Corporate Controller, and in September 1999 he was elected Corporate Secretary by the Board of Directors. He became Vice President, Finance in February 2000. In May 2000, the Board of Directors appointed him Senior Vice President and Chief Financial Officer.

Mr. Miller graduated from Syracuse University with a Bachelor of Science in Electrical Engineering in 1964, and earned a Master of Business Administration degree from the Rochester Institute of Technology in 1982. Mr. Miller was Vice President of Operations and Engineering for Microtouch Systems Inc., a manufacturer of computer touch screens, from 1991 to 1996. He joined Aerovox as Senior Vice President, Operations in 1997. Mr. Miller was no longer employed by the Company effective January 3, 2001.

Mr. Sanchez graduated from Universidad Nacional Autonoma de Mexico ("UNAM") in 1965 with a Bachelor's degree in Mechanical Electrical Engineering. He earned a Master of Business Administration degree from Universite Sorbonne in Paris, France in 1967. From 1972 to 1999, he held the position of General Manager of Compania General de Electronica S.A. de C.V. in Mexico City. As part of the Company's acquisition of the capacitor business of CGE in April 1999, Mr. Sanchez was elected to the Board of Directors and named Senior Vice President, Aerovox Inc. and President, Aerovox de Mexico in May 1999.

Mr. Yates received a Masters degree in Business Science from Salford University in 1984. From 1985 through 1996, he held the position of Managing Director of Hawke Cable Glands Ltd., a manufacturer of specialized electrical equipment for the petrochemical industry located in northern England. Mr. Yates joined Aerovox in 1996 and has since led the Company's British subsidiary, BHC Aerovox Ltd., as Managing Director. He became Senior Vice President, Aerovox Inc. in May 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's Common Stock trades on NASDAQ National Market System under the symbol ARVX. The Company's Common Stock was distributed to the beneficiaries of the Aerovox Liquidating Trust on February 26, 1990. The number of shareholders of the Company's Common Stock on March 26, 2001 was 8,277. Of that total, 5,705 were stockholders of record. The Company has not declared dividends previously and currently intends to continue to retain earnings for use in its business and does not expect to pay dividends for the foreseeable future. The Company's common stock dividend policy will be reviewed periodically by the Board of Directors.

The following table provides the high and low sales prices of the Company's Common Stock for each quarter during the Company's two most recent fiscal years.


                                                  2000                                  1999
                                        HIGH               LOW                 HIGH              LOW
-----------------------------------------------------------------------------------------------------
First Quarter                           $6.38             $3.00                $3.00            $2.06
Second Quarter                          $5.63             $2.38                $3.00            $2.06
Third Quarter                           $4.50             $2.63                $3.23            $2.28
Fourth Quarter                          $3.31             $1.88                $3.25            $2.25

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                 DEC. 30        JAN. 1,        JAN. 2,        DEC. 27,        DEC. 28,
(Amounts in thousands, except per share data       2000          2000           1999            1997            1996
-----------------------------------------------------------------------------------------------------------------------
Income statement data:
    Net sales                                    $111,691       $110,438       $116,194       $119,658       $125,975
    Income (loss) from operations                  (3,405)        (2,273)         2,648        (12,574)           143
    Net income (loss)                              (7,200)        (3,471)         1,786        (11,499)        (1,347)
    Basic earnings (loss) per share                 (1.33)         (0.64)          0.33          (2.15)         (0.25)
    Diluted earnings (loss) per share               (1.33)         (0.64)          0.33          (2.15)         (0.25)
    Weighted average shares outstanding:
           Basic                                    5,429          5,398          5,390          5,348          5,388
           Diluted                                  5,429          5,398          5,390          5,348          5,388
Balance sheet data:
    Total assets                                 $ 85,482       $ 70,520       $ 70,571       $ 71,559       $ 84,976
    Working capital                               (13,598)        15,024         13,469         15,216         20,968
    Redeemable common stock                         1,750          2,546              -              -              -
    Long-term obligations                           9,520         21,344         17,888         23,808         23,806
    Total stockholders' equity                     15,354         22,206         25,289         23,766         35,073

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below depicts significant components from the statements of operations as percentages of net sales.

                                                            FOR FISCAL YEARS
                                                    2000         1999         1998
                                                   ------       ------       ------
Net sales                                          100.0%       100.0%       100.0%
Cost of sales                                       86.2%        82.1%        82.7%
Gross margin                                        13.8%        17.9%        17.3%
Research and development                             2.0%         2.0%         2.1%
Selling, general and administrative expenses        15.1%        13.2%        12.9%
Provision for restructuring costs                   (0.2)%        4.8%           -
Income (loss) from operations                       (3.1)%       (2.1)%        2.3%

Fiscal years 2000 and 1999 included 52 weeks. Fiscal year 1998 included 53 weeks. The additional week in 1998 was required to comply with Company policy that the fiscal year end on the Saturday nearest to December 31. Because the additional week included in 1998 was the week between the Christmas and New Year holidays, during which shipping activity is historically slow and included only three shipping days, the Company believes the effect on sales and income from operations was immaterial.

2000 VERSUS 1999

SALES
Consolidated net sales for 2000 were $111.7 million versus $110.4 million in 1999, an increase of 1.1%. Net sales at BHC Aerovox, a wholly owned subsidiary in the United Kingdom, increased 12.2% to $24.1 million in 2000 from $21.5 million in 1999 due principally to strong demand in Europe for DC electrolytic capacitors. Sales of products manufactured in North America decreased by 1.5% to $87.6 million in 2000 from $88.9 million in 1999. The decrease in net sales was the net impact of a full year's sales from the Company's operation in Mexico City (nine months in 1999) combined with continued pricing pressures on capacitors used in motor applications.

In general, the Company's sales are seasonal, with the first two quarters having higher shipping rates due mainly to seasonal production schedules among OEM manufacturers of air conditioning equipment.

GROSS PROFIT
Gross profit on sales decreased to $15.4 million (13.8% of net sales) in 2000 from $19.8 million (17.9% of net sales) in 1999 due primarily to labor inefficiencies, cost of quality, and production line startup expenses incurred during 2000 totaling approximately $3.7 million. The largest contributor to the high level of expenses was the Company's relocation of its New Bedford operations into a new facility, also in New Bedford. Additionally, the Company consolidated its two plants in Juarez, Mexico, and moved a major electrolytic capacitor line from Juarez to Mexico City, Mexico. Although accomplished with minimal disruption to customers, the relocations had significant negative impacts on gross profits, operating income and cash flows in 2000.

RESEARCH AND DEVELOPMENT
Expenditures for research, product development and engineering totaled $2.2 million each year for 2000 and 1999.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased to $14.9 million in 2000 from $14.5 million in 1999.

EQUIPMENT CLEANING, RELOCATION AND OTHER MOVE-RELATED EXPENSES
The Company expensed $1.9 million in 2000 to clean equipment of PCB contamination and to move its operations and certain production lines in New Bedford, Massachusetts, and Juarez and Mexico City, Mexico. Of this amount, $1.2 million was expensed for engineering, professional and other outside services required to accomplish the moves and $0.7 million represents the internal effort directed to supporting the various move-related projects.

INTEREST EXPENSE
Interest expense for 2000 of $2.4 million was higher by $0.7 million compared to $1.7 million in 1999 as a result of increased borrowings and interest rates.

OTHER INCOME
The $0.1 million decrease in other income to $0.2 million in 2000 from $0.3 million in 1999 principally reflects the reduction in gains from transactions denominated in foreign currencies.

PROVISION FOR INCOME TAXES
The provision for income taxes included net deferred tax liabilities in foreign jurisdictions of $1.3 million and current income taxes of $0.3 million. Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns related to the write-down of impaired assets and other restructuring costs in the United States, the increase in deferred tax assets has been fully offset by a valuation allowance. In addition, net operating loss carryforwards in Mexico have been reserved due to a restructuring of the Mexico operations.

1999 VERSUS 1998

Sales
Consolidated net sales for 1999 were $110.4 million versus $116.2 million in 1998, a decline of 5.0%. Net sales at BHC Aerovox, a wholly owned subsidiary in the United Kingdom, decreased 18.9% to $21.5 million in 1999 from $26.5 million in 1998 due principally to weak demand in Europe.

Sales of products manufactured in North America decreased by 0.9%, to $88.9 million in 1999 from $89.7 million in 1998. An increase in net sales attributable to the newly acquired Mexico City business in April was essentially offset by the Company's exit from several unprofitable product lines and customers, as well as by declining prices in the electrical equipment and appliance markets. Additionally, the sale of the PFC business in the third quarter of 1998 contributed to decreased sales in this year-to-year comparison.

GROSS PROFIT
Excluding inventory write-offs relating to restructuring activities of $0.3 million, gross profit on sales increased to $20.2 million (18.3% of net sales) in 1999 from $20.1 million (17.3% of net sales) in 1998 as a result of a significant cost reduction effort which began in the fourth quarter of 1997 and continued throughout 1999.

RESEARCH AND DEVELOPMENT
Expenditures for research, product development and engineering totaled $2.2 million and $2.5 million for 1999 and 1998, respectively. The decrease resulted from the aforementioned cost reduction efforts.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased to $14.5 million in 1999 from $15.0 million in 1998, primarily due to lower spending on Year 2000 projects and the impact of the cost reduction programs mentioned above. This was accomplished simultaneously with the integration of the newly acquired business in Mexico City.

PROVISION FOR RESTRUCTURING COSTS
During the fourth quarter of 1999, the Company recorded pre-tax restructuring charges totaling $5.7 million related to the consolidation of three plants in Mexico to two, closure of foil processing operations in England, exit from a capacitor product line in North America and write-down of manufacturing equipment in New Bedford, which was abandoned and not moved to the new facility.

The components of the costs related to these restructuring activities are as follows:

                                                        CASH            NON-CASH           TOTAL
                                                     ------------------------------------------------
Impairment of fixed assets                              $  -             $4,723            $4,723
Employee terminations                                    609                  -               609
Inventory write-down                                       -                344               344
   Pre-tax provision for restructuring costs            $609             $5,067            $5,676
                                                     ================================================

INTEREST EXPENSE
Interest expense for 1999 of $1.7 million was higher by $0.2 million compared to 1998 as a result of borrowings related to the acquisition of the capacitor business CGE in April 1999.

OTHER INCOME
The $1.2 million decrease in other income to $0.3 million in 1999 from $1.5 million in 1998 principally reflects the gain recorded in 1998 of $0.9 million on the sale of the PFC business.

PROVISION FOR INCOME TAXES
The provision for income taxes included debits against deferred tax accounts of $0.4 million and current income taxes of $0.1 million. Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns related to the write-down of impaired assets and other restructuring costs in the United States, the increase in deferred tax assets has been fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
The Company experienced a significant cash drain in 2000 as a result of closing its factory and corporate headquarters in New Bedford, Massachusetts, a requirement of the December 1999 consent order between the Company and the EPA. Additional demands on the Company's cash flows were created by the consolidation of its two plants in Juarez, Mexico and the relocation of a major product line from Juarez to Mexico City, Mexico. In total, the Company expensed approximately $5.6 million and capitalized $1.1 million of costs related to the various relocation projects. Cash requirements were satisfied through increases in trade accounts payable and borrowings from the Company's United States banks. At December 30, 2000, the Company's working capital credit line availability was $1.6 million, compared with $6.2 million at January 1, 2000. At times during the fourth quarter of 2000 and subsequent to year-end 2000, availability on this credit line has been below $0.5 million. Currently, the Company has only limited availability under its credit line.

During fiscal 2001, the Company expects to generate sufficient cash flows to support its operating requirements; however, management believes that these cash flows will not cover all of its debt service obligations. Furthermore, if revenues fluctuate from the Company's plan for any reason, including changes in economic conditions, sales volume declines, price erosion, increases in expenses, and other unfavorable circumstances, some beyond the control of management, the Company will need other financing to meet its cash requirements. In view of its limited credit line availability, the Company has sought additional funding sources; however, given the Company's current financial condition, it has to date been unsuccessful in these efforts. The Company was in default at December 30, 2000 and is currently in default of certain covenants in its loan agreements and has not made certain principal, interest and fee payments due in March 2001 in the amount of $0.4 million, and does not expect to be able to make its scheduled principal and interest payments during the second quarter of 2001. The amount of debt currently in default which has been classified as a current liability totaled $26.6 million at December 30, 2000. The Company has requested its U.S. lenders to waive existing covenant violations and to allow it to suspend payments of principal and interest, in the amount of approximately $1.2 million for the second quarter of 2001 and to pay interest only for the remainder of the year. No such waivers or agreements to suspend payments have been obtained. This request was made as part of a management initiative to ensure sufficient short-term cash flows to run the operations while developing strategic alternatives, which may include refinancing the

Company's debt, entering into a strategic alliance with another company or seeking an acquirer for the Company. In this regard, the Company is in the process of retaining an investment banker to assist management and the board of directors in establishing and pursuing such strategic alternatives. In the event any one or more of the Company's lenders declines to provide the Company with a waiver, it would have the right to demand immediate repayment of the Company's obligations. Any such acceleration of the Company's obligations would probably cause other lenders to similarly accelerate the Company's obligations under other financing arrangements. Should the U.S. lenders demand immediate repayment, the Company expects that it would not be able to pay its indebtedness and other obligations.

Working capital, calculated as total current assets less total current liabilities at December 30, 2000 was a deficiency of $13.6 million compared with working capital of $15.0 million at the end of fiscal 1999. The decrease was due to earlier noted relocation activities and the reclassification of certain of the Company's debt from long term to current. Current ratio was 0.75 at year-end 2000 and 1.74 at year-end 1999. Net accounts receivable and days sales outstanding in accounts receivable were $17.5 million (53 days) compared with $14.9 million (49 days) in fiscal 1999. Inventories increased by $5.4 million during 2000 to support customer requirements during the plant and product line moves, peaking at $22.9 million in the third quarter. By year end, inventories were $19.0 million, a reduction of $3.9 million and continued to decline during the first quarter of 2001. Net cash used in operating activities in 2000 totaled $0.2 million compared to net cash provided by operating activities of $5.9 million in 1999 and $1.7 million in 1998.

The Company invested approximately $14.9 million in capital assets in 2000 compared with $4.3 million in 1999 and $2.8 million in 1998. The increase in overall investment in 2000 is attributable to construction of the new manufacturing facility in New Bedford. If revenues fluctuate from its plan for any reason, including changes in economic conditions, sales volume declines, price erosion, increases in expenses, and other unfavorable circumstances, some beyond the control of management, the Company's long-lived capital assets may become impaired, resulting in a charge to reduce them to fair value.

The Company's Revolving Credit Agreement, as amended on June 30, 1999 and September 30, 2000, provides for a credit line of $14.5 million to the Company, subject to borrowing base limitations. The agreement, which extends to May 31, 2002, also includes various interest rate options which, for fiscal 2000, have varied from 7.8% to 10.0% on an annualized basis. The collateral for this line of credit is accounts receivable and inventories. The outstanding balance of loans at fiscal years ended December 30, 2000 and January 1, 2000 was $12.0 million and $3.6 million, respectively. The Company was in default of one financial covenant at December 30, 2000 and is in default of certain other terms of the agreement in 2001. As a result, this loan has been classified as a current obligation.

BHC has an agreement with a bank which provides for (i) a ten-year mortgage on real property in the amount of 0.5 million British pounds ($0.7 million at the year-end exchange rate) with an outstanding balance at December 30, 2000 of $0.7 million, (ii) a five-year loan collateralized by machinery and equipment in the amount of 0.5 million British pounds with an outstanding balance at December 30, 2000 of $0.5 million and (iii) an "Overdraft" credit line allowing borrowings in British pounds, euros or U.S. dollars up to the equivalent of 2.5 million British pounds ($3.7 million at the year-end exchange rate) with an outstanding balance at December 30, 2000 of $3.3 million. On February 28, 2001, BHC renewed the credit line under the same terms except for the borrowing limit, which was raised to 3.0 million British pounds ($4.4 million at the exchange rate of February 28, 2001). With the exception of the five-year loan collateralized by plant and machinery which has an interest rate of 5.73%, interest is charged at variable rates based upon the bank base rate. The ten-year mortgage agreement includes certain financial covenants. At December 30, 2000, BHC was in violation of two covenants regarding interest coverage and net worth. On March 14, 2001, the lender waived its right to accelerate payments on this loan with respect to the violation as of December 30, 2000, and the Company expects to comply with the terms of this agreement in 2001.

BHC has an agreement with another bank which provides for a five-year loan at 8.0% per annum collateralized by machinery and equipment equivalent to the amount of 1.2 million British pounds ($1.8 million at year-end exchange rates) with an outstanding balance at December 30, 2000 of $1.2 million which allows for borrowings in British pounds or euros.

The Company has a term line of credit agreement with an equipment financing company in the amount of $9,000,000, collateralized by certain equipment. Principal payments due under that note in 2000 were $1,500,000. At December 30, 2000, borrowings outstanding under this agreement were $6,250,000 at an interest rate of 8.50% and maturing in the year 2005; and at January 1, 2000, $7,750,000 at an interest rate of 7.80%. The Company was in default of two financial covenants on December 30, 2000. Because of these violations and since the Company is in payment default of certain terms of this agreement in 2001, this loan has been classified as a current obligation.

Other long-term debt of the Company consists of an Industrial Revenue Bond maturing on July 1, 2002, with an annual interest rate of 7.42% and monthly payments of principal and interest. The outstanding balance at fiscal year-end 2000 was $0.8 million versus a balance at year-end 1999 of $1.3 million. Although the Company was in compliance with the terms of this bond at December 30, 2000, the Company was in payment default on these bonds in 2001. As a result of this default, the bondholders have the right to accelerate payment of the outstanding balance due.

The Company also has two notes payable to each of the original shareholders of CUSA in the amounts of $1.1 million and $0.3 million, accruing interest at rates of 5.22% and 5.32% per annum, respectively, and due April 4, 2001 and April 5, 2002, respectively. The notes are secured by 59% of the common shares outstanding of Aerovox de Mexico. The Company has not made its payment due April 4, 2001 but it has reached an agreement in principle with the noteholders to delay repayment of the notes. As part of this agreement in principle, the interest rates on the notes would be increased by three percentage points and the notes would be secured by 100% of the common shares outstanding of Aerovox de Mexico. While this agreement in principle has been reached, there can be no assurance that a definitive agreement will be reached with the noteholders.

Aerovox de Mexico has a note payable to CGE in the amount of $0.2 million which bears interest at 5.22% per annum, and matures at April 1, 2001. Aerovox de Mexico also has a renewable bank loan with an outstanding balance at December 30, 2000 of $1.0 million bearing interest at 9.30%, due on May 18, 2001.

On March 21, 2000, the Company entered into a fifteen-year financing agreement with a bank and an investment company affiliated with the bank. Under the terms of the agreement, the Company received $10.2 million of adjustable rate financing collateralized by the Company's new facility in New Bedford, Massachusetts, which includes real property and manufacturing equipment. The Company entered into a staged interest rate swap in order to fix the interest rate at 7.66% over fifteen years. As of December 30, 2000, all $10.2 million was covered by the interest rate swap. Including all amortizable fees, the effective interest rate is 9.26%. The agreement contains a financial covenant requiring the Company to maintain a minimum debt service coverage ratio. The Company was in default of this covenant at December 30, 2000. On November 13, 2000, the lenders waived their rights to accelerate payment of this loan with respect to the default through December 30, 2000. Since the Company is in payment default of this agreement in 2001, this loan has been classified as a current obligation.

Cash at December 30, 2000 totaled $0.8 million compared to $0.7 million at January 1, 2000.

ACQUISITION AND RELATED PARTY TRANSACTIONS

On April 5, 1999, the Company purchased all of the outstanding capital stock of CUSA, a corporation organized under the laws of Mexico. In a prior transaction, CUSA had previously acquired the assets of the capacitor business of CGE, a Mexican corporation. These assets consisted primarily of inventory and machinery and equipment related to the capacitor business of CGE, along with an assignment of employees, and all technical know-how, customer lists and other intangible assets related to the business. During 1998, the capacitor business accounted for $11.5 million of the sales of CGE, and approximately $1.4 million of earnings before interest and taxes. CGE purchased approximately $1.5 million of high-purity aluminum capacitor foil from the Company during 1998 for use in AC-rated motor start capacitors.

The aggregate consideration of $7.8 million paid for the capital stock of CUSA consisted of (i) the assumption of obligations of CUSA arising from its purchase of assets from CGE, principally three notes totaling $3.5 million, one of which, in the amount of $1.8 million, was paid by the Company on April 6, 1999; the remaining two notes were in the amounts of $1.5 million and $0.2 million, bearing interest at 5.10% and 5.22% per annum respectively, and maturing at April 1, 2000 and April 1, 2001 respectively, (ii) notes of the Company aggregating $1.1 million, accruing interest at a rate of 5.22% per annum and payable in full on April 4, 2001, (iii) notes of the Company aggregating $0.3 million, accruing interest at a rate of 5.32% per annum and payable in full on April 5, 2002 and (iv) 700,000 shares of common stock of the Company (the "Registrant Stock"). Each of the Sellers executed a stockholders agreement, dated as of April 5, 1999, with the Company which provides for certain restrictions on the transfer of the Registrant Stock and provides that, in certain circumstances and at a date not earlier than April 5, 2003, nor later than May 5, 2003, the holders of such Registrant Stock may require the Company to purchase the Registrant Stock at the then current book value of the Company. A total of $2.9 million was ascribed to the Registrant Stock which was composed of the fair market value of the stock on the date of the transaction and the amount ascribed to the right of the Sellers to require the Company to repurchase the stock at a future date at the then current book value. As of December 30, 2000, the fair value of the right of the Sellers to require the Company to repurchase the stock was approximately $0.4 million.

The acquisition has been accounted for under the purchase method of accounting; the operating results of CUSA have been included in the Company's consolidated statement of operations from April 5, 1999. Excess of cost over the fair value of net assets acquired, $4.3 million, is being amortized on a straight-line basis over ten years.

The Company leases production space in Mexico City, Mexico from CGE. Payments under this lease agreement totaled $0.1 million in 2000 and $0.1 million in 1999. Certain services related to the security, maintenance and insurance of the buildings are contracted through CGE, payments for which were $0.2 million in 2000 and $0.2 million in 1999.

Certain of the Company's supervisory and managerial personnel, as well as certain support departments, such as accounting and human resources, provide services to CGE. The Company charged CGE for all such services rendered which totaled $0.4 million in 2000 and $0.3 million in 1999.

None of these related party transactions existed prior to the acquisition.

OTHER MATTERS

PATENT INFRINGEMENT SUIT
February 7, 2001, the Company announced that it had brought to a conclusion patent infringement litigation against several Korean manufacturers and their U.S. affiliates and representatives.

Aerovox's suit against Samwha Capacitor Company Ltd., Kuk Kwang Electric Company Ltd. and Dae Yeong Company Ltd., and their American associates, Samwha U.S.A. and Pacific Rim Components Corporation, alleged the named parties infringed its patent for the impregnation and encapsulation of motor run capacitors.

During the fourth quarter 2000, Aerovox reached out-of-court settlements with both Kuk Kwang Electric Company and Dae Yeong Company and their U.S. affiliates. Because the Company could no longer afford the cost of litigation, it filed a motion to dismiss the suit against Samwha in early 2001.

Costs related to these matters expensed in 2000 were approximately $0.5 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivatives and hedging activities. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS No. 133. These statements require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management is currently evaluating SFAS no. 133 and SFAS No. 138. It does not expect these new statements to have a material effect on our consolidated financial position, results of operations or cash flow. The Company adopted these standards on December 31, 2000.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

ENVIRONMENTAL STATUS
In June 1997, the United States Environmental Protection Agency ("EPA") conducted tests that revealed the presence of polychlorinated biphenyls ("PCBs") on surfaces within the Company's New Bedford plant. While the Company and its expert advisors consider the PCBs to represent no threat to the health of the employees of the Company or the surrounding community, subsequent engineering studies indicated that the cost to remove PCBs within the building to the levels proscribed by the EPA and the Toxic Substances Control Act would be prohibitive. Therefore, the Company decided, and informed the EPA, that it intends to vacate the building, to demolish it, and to dispose of all contaminated building materials in a legally compliant manner. Accordingly, the Company wrote-off, as of December 27, 1997, the undepreciated value of that building, all improvements thereto, and certain machinery and equipment, and a reserve was established and charged to income as of December 27, 1997, in the amount of $7.2 million, which the Company believes is adequate to dismantle and dispose of the building, clean equipment located within it, and to pay for related engineering, legal and professional services. Additionally, the Company wrote-off, as of December 27, 1997, the depreciated value of that building, all improvements thereto and certain machinery and equipment which the Company believes will become surplus, abandoned or otherwise unusable upon disposal of the building. The amount of this write-off was $5.8 million. Of this amount, $34,000, $133,000 and $387,000 were expended during 2000, 1999 and 1998, respectively, for such legal and professional services. During 1998, the EPA approved the Company's plan to dismantle and dispose of the building. In December 1999, the Company reached a final agreement with the EPA regarding the timing of the planned dismantling and disposal activity. Under the settlement, the Company has agreed to relocate its New Bedford operations within 16 months of the agreement and to demolish the existing building and cap the site no later than November 2011.

The settlement also requires the Company to fund a trust account to be used for demolishing the building and capping the site. The first deposit into this account, labeled "Restricted cash" on the balance sheet, was made in January 2000 for $750,000. Payments into the fund are scheduled for each calendar year end beginning December 31, 2000, with additional variable contributions scheduled for each March 15th per a formula based on earnings of the prior year. The Company is obligated to complete the site work within nine months of the date the trust fund reaches $4.8 million or 60% of the planned cost of the demolition and capping work, but no later than November 21, 2011. The Company's scheduled payment of $200,000 for December 31, 2000 was deferred with the EPA's consent to June 30, 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company operates internationally with manufacturing facilities, customers, and vendors in several countries. The Company may reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency forward contracts, a type of derivative financial instrument. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

The Company held no foreign currency forward contracts as of December 30, 2000 and January 1, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements are set forth on pages 27 through 30, which follow Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 30, 2000, Aerovox dismissed PricewaterhouseCoopers LLP ("PwC"), the Company's independent accountants. The change of independent accountants was recommended by the Audit Committee and the Board of Directors granted management the authority to dismiss the Company's independent accountants and engage a new independent accountant.

PwC's reports on the Company's financial statements for the two most recent fiscal years in the period ending December 31, 1999 contained no adverse opinion or disclaimer of opinion and was not modified or qualified as to uncertainty, audit scope, or accounting principles.

During the Company's two most recent fiscal years and the subsequent interim periods up to the date of termination, there were no disagreements with PwC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the matter in their reports on the financial statements.

On August 30, 2000, the Company engaged KPMG LLP ("KPMG") to act as its independent accountants to audit the Company's consolidated financial statements. The Company did not consult with KPMG regarding the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company's financial statements during the Company's two most recent fiscal years or during the subsequent interim periods, prior to their engagement.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors -- Information with respect to all directors may be found in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders on pages 1 through 4 under the caption "Election of Directors," which Statement is to be filed with the Securities and Exchange Commission.
Such information is incorporated herein by reference.

     (b) Executive Officers -- Information with respect to executive officers appears in Item 4A. of Part I.

     (c) Information relating to a delinquent filing of a Form 3 or 4 by Executive Officer or Director of the Company is contained in the Company's 2001 definitive Proxy Statement under the caption "Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

This information is contained in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders on pages 7 and 11 under the caption "Executive Compensation" and "Compensation Committee Report," which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is contained in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders on pages 13 through 15 under the caption "Security Ownership of Certain Beneficial Owners and Management," which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this Report.

          1.  Financial Statements. The following financial statements of the
              --------------------
              Company and the Reports of PwC L.L.P. and KPMG L.L.P., Independent Auditors, are included in this Report on the pages indicated:

          Consolidated Balance Sheets at December 30, 2000 and January 1, 2000.                      27

          Consolidated Statements of Operations for the years ended December 30, 2000,               28
          January 1, 2000 and January 2, 1999.

          Consolidated Statements of Stockholders' Equity for the years ended December 30,           29
          2000, January 1, 2000 and January 2, 1999.

          Consolidated Statements of Cash Flows for the years ended December 30, 2000,               30
          January 1, 2000 and January 2, 1999.

          Notes to Consolidated Financial Statements                                                 31

          Reports of Independent Auditors                                                            26

          2.  Financial Statement Schedules. The following financial statement
              -----------------------------
              schedule of the Company for the years ended December 30, 2000, January 1, 2000 and January 2, 1999 is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

              Schedule II - Valuation and Qualifying Accounts for the years ended December           49
              30, 2000, January 1, 2000 and January 2, 1999.

              Report of Independent Auditors on Financial Statement Schedules.                       48

              All other financial statement schedules are inapplicable or the required information is contained in the Company's consolidated financial statements or notes thereto, which have been incorporated by reference herein.

          3.  Exhibits. See Exhibit Index on Page 22 hereof for a list of
              --------
              exhibits filed or incorporated by reference as a part of this report.

     (b)  Reports on Form 8-K. No report on Form 8-K was filed by the Company in
          -------------------
          the quarter ended December 30, 2000.

     (c)  Exhibits Pursuant to Item 601 of Regulation S-K.
          ------------------------------------------------

 Exhibit
  Number                                                Description
 --------       ------------------------------------------------------------------------------------------
   3.1          Restated Certificate of Incorporation. (1)
   3.1.1        Certificate of Designations, Preferences and Rights of Series A Junior Participating
                Preferred Stock. (4)
   3.2          Certificate of Ownership and Merger of Aerovox Incorporated (a Massachusetts
                corporation) into Aerovox Holding Company (a Delaware corporation). (1)
   3.3          By-Laws. (1)
   4.1          Instruments Defining Rights of Security Holders (See Exhibits 3.1, 3.1.1, 3.2, 3.3, 4.2
                and 4.3) (1)
   4.2          Form of Stock Certificate. (4)
   4.3          Form of Aerovox Incorporated Rights Agreement. (3)
   4.3.1        Amendment No. 1 to Aerovox Incorporated Rights Agreement. (18)
   4.3.2        Amendment No. 2 to Aerovox Incorporated Rights Agreement. (18)
   4.4          Amended and Restated Revolving Credit Agreement, dated July 8, 1993, between the Company and the First National Bank of Boston. (8)
   4.4.1        First Amendment to Amended and Restated Revolving Credit Agreement, dated August 30,
                1994, between the Company, BHC Aerovox Ltd. and the First National Bank of Boston. (9)
   4.4.2        Revolving Credit Facility, dated September 7, 1994 between BHC Aerovox Ltd. and the First
                National Bank of Boston. (10)
   4.4.3        Second Amendment to Amended and Restated Revolving Credit Agreement, dated December 29,
                1995. (11)
   4.4.4        Third Amendment to Amended and Restated Revolving Credit Agreement, dated May 15, 1996.
                (12)
   4.4.5        Fourth Amendment to Amended and Restated Revolving Credit Agreement, dated November 1,
                1996. (13)
   4.4.6        Fifth Amendment to Amended and Restated Revolving Credit Agreement, dated February 14,
                1997. (14)
   4.4.7        Sixth Amendment to Amended and Restated Revolving Credit Agreement, dated February 27,
                1998. (15)
   4.4.8        Seventh Amendment to Amended and Restated Revolving Credit Agreement, dated September 28,
                1998. (16)
   4.4.9        Eighth Amendment to Amended and Restated Revolving Credit Agreement, dated February 18,
                1999. (16)
   4.5          Loan and Security Agreement, dated March 30, 1992, between the Company and The CIT
                Group/Equipment Financing, Inc., as amended by Amendment No. 1 dated March 1, 1993. (6)
   4.5.1        Amendment No. 2 dated May 30, 1995. (11)
   4.6          Second Amended and Restated Revolving Credit Agreement, dated June 30, 1999, between the
                Company and BankBoston, N.A. (18)
   4.6.1        Amendment No. 1 to Second Amended and Restated Revolving Credit Agreement. (18)
   4.6.2        Amendment No. 2 to Second Amended and Restated Revolving Credit Agreement dated September
                29, 2000, between the Company and Fleet Capital Corporation as successor to BankBoston, N.A.
   4.6.3        Amendment And Restatement of the Revolving Credit Note, dated September 30, 2000, between the Company and Fleet Capital Corporation as successor to BankBoston, N.A.
   4.7          Loan Agreement dated April 14, 1999, between BHC Aerovox Ltd and Lloyd's Bowmaker Ltd. (18)
   4.7.1        Overdraft Facility dated March 21, 2000 between BHC Aerovox Ltd. and Lloyd's TSB Bank.
   4.7.2        Overdraft Facility dated February 8, 2001 between BHC Aerovox Ltd. and Lloyd's TSB Bank.
   4.8          Sale Agreement dated February 15, 1999, between BHC Aerovox Ltd. and Barclay's Mercantile
                Business Finance Ltd. (18)
   4.8.1        Sale Agreement dated March 7, 2000, between BHC Aerovox Ltd. and Barclay's Mercantile
                Business Finance Ltd.

 Exhibit
  Number                                           Description
 --------       -------------------------------------------------------------------------------------------
      4.9       Second Amended And Restated Security Agreement, dated June 30, 1999, between the Company and BankBoston, N.A.
      4.9.1     Amendment No. 1 To Second Amended And Restated Security Agreement, dated September 30,
                2000, between the Company and Fleet Capital Corporation as successor to BankBoston, N.A.
      4.10      Loan Agreement dated November 21, 2000 between Aerovox de Mexico S.A. de C.V. and Banco
                Bilbao Vizcaya.
     10.1       1989 Stock Incentive Plan. (1)
     10.1.1     Amended Stock Incentive Plan. (10)
     10.1.2     1999 Stock Incentive Plan. (18)
     10.1.3     1999 Stock Option Plan for Directors. (18)
     10.2       Profit-Sharing Savings Plan. (2)
     10.3       Deferred Supplemental No. 1 to Deferred Supplemental Savings Plan. (5)
     10.4       Deferred Compensation Plan for Directors. (1)
     10.5       1989 Stock Option Plan for Directors. (1)
     10.5.1     Amended Stock Option Plan for Directors. (10)
     10.7       Forms of Indemnification Agreements between Aerovox Incorporated and its directors and certain officers. (1)
     10.8       Change of Control Severance Agreement with Robert D. Elliott. (14)
     10.8       Form of Change of Control Severance Agreement with other executives. (2)
     10.9       Consulting Agreements with Clifford H. Tuttle and Ronald F. Murphy. (8)
     10.10      Form of Sales Representative Agreement. (2)
     10.11      Purchase Agreement dated March 5, 1993 between the Company and Cooper Industries. (7)
     10.12      Purchase Agreement dated April 5, 1999 between the Company and the former shareholders of
                Capacitores Unidos S.A. de C.V. (17)
     21.1       List of Subsidiaries of the Company.
     23.1       Consent of KPMG LLP
     23.2       Consent of PWC LLP
                --------------------------------------------------------------------------------------------

      (1)       Filed as an Exhibit to Registration Statement on Form 10 with the Securities and Exchange
                Commission on October 4, 1989, and incorporated herein by reference.
      (2)       Filed as an Exhibit to Amendment No. 1 to the Registration Statement to Form 10 filed with the Securities and Exchange Commission on December 1, 1989, and incorporated herein by reference.
      (3)       Filed as an Exhibit to Amendment on Form 8 to the Registration Statement on Form 10,
                filed with the Securities and Exchange Commission on February 16, 1990, and incorporated herein by reference.
      (4)       Filed with the Company's Annual Report on Form 10-K for the year ended December 30, 1989 and incorporated herein by reference.
      (5)       Filed with the Company's Annual Report on Form 10-K for the year ended December 29, 1990 and incorporated herein by reference.
      (6)       Filed with the Company's Annual Report on Form 10-K for the year ended January 2, 1993 and incorporated herein by reference.
      (7)       Filed as an exhibit to Form 8-K dated March 5, 1993.
      (8)       Filed with the Company's Annual Report on Form 10-K for the year ended January 1, 1994 and incorporated herein by reference.
      (9)       Filed with the Company's Quarterly Report on Form 10-Q for the period ended October 1,
                1994 and incorporated herein by reference.
     (10)       Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
     (11)       Filed with the Company's Annual Report on Form 10-K for the year ended December 30, 1995 and incorporated herein by reference.
     (12)       Filed with the Company's Quarterly Report on Form 10-Q for the period ended June 29, 1996.
     (13)       Filed with the Company's Quarterly Report on Form 10-Q for the period ended September 28,
                1996.

     (14)       Filed with the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
     (15)       Filed with the Company's Annual Report on Form 10-K for the year ended December 27, 1997.
     (16)       Filed with the Company's Annual Report on Form 10-K for the year ended January 2, 1999.
     (17)       Filed as an exhibit to Form 8-K dated April 14, 1999.
     (18)       Filed with the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

                        REPORTS OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF AEROVOX INCORPORATED:

We have audited the accompanying consolidated balance sheet of Aerovox Incorporated, as of December 30, 2000, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aerovox Incorporated as of December 30, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from its operations, is in default of specific terms of its debt agreements and has a working capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

By /S/ KPMG LLP

February 23, 2001, except as to Notes 2 and 5, which are as of April 6, 2001 Boston, Massachusetts

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF AEROVOX INCORPORATED:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Aerovox Incorporated (the "Company") at January 1, 2000 and January 2, 1999 and the results of their operations and their cash flows for each of the two years in the period ended January 1, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

By/S/ PricewaterhouseCoopers LLP

February 14 2000
Boston, Massachusetts

Consolidated Balance Sheets

(Amounts in thousands)                                                      DEC. 30, 2000          JAN. 1, 2000
------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash                                                                              $    834              $    742
  Accounts receivable, net of allowance for doubtful
     accounts of $377 in 2000 and $511 in 1999                                        17,465                14,881
  Inventories                                                                         18,964                17,511
  Prepaid expenses and other current assets                                            1,957                 2,214
  Recoverable income taxes                                                               766                     -
                                                                       -------------------------------------------
     Total current assets                                                             39,986                35,348
Property, plant and equipment, at cost:
  Land                                                                                   341                   290
  Buildings and improvements                                                          11,307                 3,312
  Machinery and equipment                                                             52,552                46,367
                                                                       -------------------------------------------
                                                                                      64,200                49,969
     Less accumulated depreciation and amortization                                  (26,882)              (22,448)
                                                                       -------------------------------------------
                                                                                      37,318                27,521
Goodwill, net of accumulated amortization of  $755 in 2000 and $323 in
 1999                                                                                  3,557                 3,989

Deferred income taxes                                                                  3,504                 3,592
Restricted cash                                                                          787                     -
Other assets                                                                             330                    70
     Total assets                                                                   $ 85,482              $ 70,520
                                                                       ===========================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $ 13,842              $  8,285
  Accrued compensation and related expenses                                            1,768                 2,540
  Other accrued expenses                                                               2,826                 2,090
  Current maturities of long-term debt                                                35,148                 7,362
  Income taxes                                                                             -                    47
                                                                       -------------------------------------------
     Total current liabilities                                                        53,584                20,324
Deferred income taxes                                                                  5,274                 4,100
Long-term debt less current maturities                                                 2,453                14,371
Reserve for environmental costs and plant remediation                                  6,614                 6,470
Deferred compensation                                                                    453                   503
                                                                       -------------------------------------------
Total liabilities                                                                     68,378                45,768
Commitments and contingencies

Redeemable common stock                                                                1,750                 2,546

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
     authorized; none issued                                                               -                     -
  Common stock; $1.00 par value; 20,000,000 shares authorized;
     5,441,924 and 5,404,866  shares issued and outstanding                            5,442                 5,404
  Additional paid-in capital                                                           1,162                 1,078
  Retained earnings                                                                    9,565                15,969
  Accumulated other comprehensive loss                                                  (815)                 (245)
                                                                       -------------------------------------------
     Total stockholders' equity                                                       15,354                22,206
     Total liabilities and stockholders' equity                                     $ 85,482              $ 70,520
                                                                       ===========================================

   The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          FOR THE YEARS ENDED
(Amounts in thousands, except per share data)         DEC. 30, 2000              JAN. 1, 2000               JAN. 2, 1999
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                   $111,691                   $110,438                  $116,194
Cost of sales                                                 96,263                     90,623                    96,062
                                           ------------------------------------------------------------------------------
Gross profit                                                  15,428                     19,815                    20,132
Research and development                                       2,247                      2,237                     2,492
Selling, general and administrative                           14,905                     14,519                    14,992
 expenses
Equipment cleaning, relocation and other
 move- related expenses                                        1,923                          -                         -

Provision for restructuring costs                               (242)                     5,332                         -

Income (loss) from operations                                 (3,405)                    (2,273)                    2,648
Other income (expense):
  Interest expense                                            (2,391)                    (1,735)                   (1,530)
  Other income                                                   182                        311                     1,520
                                           ------------------------------------------------------------------------------
Income (loss) before income taxes                             (5,614)                    (3,697)                    2,638
Provision for (benefit from) income taxes                      1,586                       (226)                      852

Net income (loss)                                           $(7,200)                   $(3,471)                  $  1,786
Earnings (loss) per share - basic and                        $(1.33)                    $(0.64)                     $0.33
 diluted
                                           ==============================================================================
Weighted average number of shares
 outstanding                                                   5,429                      5,398                     5,390

                                           ==============================================================================

   The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 Additional                Accumulated Other        Total
                                       Common      Paid-In     Retained       Comprehensive       Stockholders'   Comprehensive
(Amounts in thousands)                 Stock      Capital      Earnings       Income (Loss)          Equity        Income (Loss)
--------------------------------------------------------------------------------------------------------------------------------
Balances at December 27, 1997         $5,384      $1,037       $17,282                  $  63          $23,766
  Net income                             -           -           1,786                    -              1,786          $ 1,786
     Proceeds from employee                9          22           -                      -                 31
  employee stock purchase plan
  and exercise of stock options
  (8,842 shares)
     Foreign currency translation        -           -             -                    (294)            (294)            (294)
                                                                                                                     -----------
        Comprehensive income                                                                                             $ 1,492
                                   ---------------------------------------------------------------------------------------------
Balances at January 2, 1999            5,393       1,059        19,068                  (231)          25,289
                                   ---------------------------------------------------------------------------------------------
     Net loss                            -           -          (3,471)                   -            (3,471)           $(3,471)
     Proceeds from employee               11          19            -                     -                30
  stock purchase plan and
  exercise of stock options
  (11,645 shares)
     Revaluation of redeemable            -          -             372                    -               372
     common stock
     Foreign currency translation         -          -              -                    (14)             (14)              (14)
                                                                                                                    ------------
        Comprehensive loss                                                                                              $(3,485)
                                  ----------------------------------------------------------------------------------------------
Balances at January 1, 2000           5,404       1,078         15,969                  (245)          22,206
                                  ----------------------------------------------------------------------------------------------
      Net loss                           -           -          (7,200)                    -          (7,200)          $(7,200)
      Proceeds from employee             38          84             -                      -             122
  stock purchase plan and
  exercise of stock options
  (37,058 shares)
     Revaluation of redeemable
     common stock                        -           -             796                    -              796
     Foreign currency translation        -           -              -                   (570)           (570)             (570)
                                                                                                                     ------------
          Comprehensive loss                                                                                           $(7,770)
                                  -----------------------------------------------------------------------------------------------
Balances at December 30, 2000        $5,442      $1,162         $ 9,565                $(815)        $15,354
                                  ===============================================================================================

   The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For The Years Ended
(Amounts in thousands)                                     DEC. 30, 2000             JAN. 1, 2000            JAN. 2, 1999
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income (loss)                                                   $ (7,200)                 $ (3,471)               $ 1,786
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
  Depreciation and amortization                                        4,833                     4,741                  4,366
  Write-down of impaired assets and other                                289                     5,676                      -
  restructuring costs
  Gain on sale of business unit                                            -                         -                   (949)
  Gain (loss) on disposal of assets                                        -                        (3)                     -
  Deferred income taxes                                                1,319                      (349)                   833
Changes in operating assets and liabilities, net of
effect of acquisition:
  Accounts receivable                                                 (2,997)                     (488)                  (371)
  Inventories                                                         (1,927)                    3,694                 (1,912)
  Prepaid expenses and other current assets                               (7)                   (1,120)                    82
  Recoverable income taxes                                              (716)                        -                      -
  Accounts payable                                                     5,693                      (939)                  (790)
  Accrued compensation and related expenses                             (744)                     (741)                    55
  Other accrued expenses                                               1,036                      (706)                (1,097)
  Income taxes payable                                                   188                      (356)                  (272)
                                                     ------------------------------------------------------------------------
Net cash provided by (used in) operating activities                     (233)                    5,938                  1,731
                                                     ------------------------------------------------------------------------

Cash flows from investing activities:
  Cash paid for acquisition, net of cash                                   -                    (1,721)                     -
  acquired
  Proceeds from sale of business unit                                      -                         -                  2,000
  Acquisition of property and equipment                              (14,935)                   (4,388)                (2,785)
  Other                                                                 (981)                      304                   (400)
                                                     ------------------------------------------------------------------------
Net cash used in investing activities                                (15,916)                   (5,805)                (1,185)
                                                     ------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from employee stock purchase plan and
     exercise of stock options                                           122                        30                     30
  Proceeds from issuance of long-term debt                            10,781                    12,851                      -
  Cash paid for debt issuance cost                                      (195)                        -                      -
  Net borrowings (repayments) under line of credit                     9,665                    (3,332)                 1,855
  Repayments of long-term debt                                        (3,971)                  (10,018)                (1,861)
Net cash provided by (used in) financing activities                   16,402                      (469)                    24
                                                     ------------------------------------------------------------------------
Effects of exchange rates on cash                                       (161)                      (71)                  (114)

Increase (decrease) in cash                                               92                      (407)                   456
Cash at beginning of year                                                742                     1,149                    693
Cash at end of year                                                 $    834                  $    742                $ 1,149
                                                     ========================================================================
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                            $  2,443                  $  1,465                $ 1,530
                                                     ========================================================================
  Cash paid during the year for income taxes                        $    296                  $    395                $   398
                                                     ========================================================================

   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
BASIS OF PRESENTATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior years' financial statements to conform to the presentation.

FISCAL YEAR
The Company uses a fiscal calendar, which normally includes 52 weeks, and ends on the Saturday nearest to December 31. Fiscal years 2000 and 1999 ended on December 30, 2000 and January 1, 2000 respectively and included 52 weeks. Fiscal year 1998 ended on January 2 and included 53 weeks.

TRANSLATION OF FOREIGN CURRENCIES
Assets and liabilities of all foreign subsidiaries are translated at period-end rates of exchange and income statement accounts are translated at average rates of exchange. Resulting translation adjustments are recorded as a separate component of stockholders' equity, "Accumulated other comprehensive income or loss." Foreign currency transaction gains and losses are included in other income and expense.

CASH
Cash consists of cash on hand.

RESTRICTED CASH
In December 1999, the Company reached a final agreement with the EPA regarding the timing of the planned dismantling and disposal of its former New Bedford plant. The agreement requires the Company to fund a trust account. The restricted cash balance at December 30, 2000 of $787,000 represents a payment made under this agreement in January 2000 plus accrued interest.

CONCENTRATIONS OF CREDIT RISKS
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company's customer base consists of a large number of geographically dispersed customers. The Company maintains reserves for potential credit losses on trade receivables and such losses, in aggregate, have not exceeded management's expectations.

FINANCIAL INSTRUMENTS
Derivative financial instruments are used by the Company in the management of foreign currency exposures to reduce commodity and financial market risk. Gains and losses resulting from effective hedges of existing assets, liabilities or firm commitments are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items (see Note 9). The Company does not enter into derivative transactions for speculative purposes.

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Provisions for depreciation of plant and equipment are computed using the straight-line method over the estimated useful lives of the assets (buildings and improvements, 5-25 years; leasehold improvements, over the life of the lease or the useful life of the asset, whichever is shorter; machinery and equipment, 3-15 years). Expenditures for repairs and maintenance are charged to expense when incurred. Improvements which materially extend the life of the related assets are capitalized and depreciated. Upon retirement or other disposition of property and equipment, the cost and related depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings.

Depreciation and amortization expense was approximately $4,833,000, $4,741,000 and $4,366,000 for 2000, 1999 and 1998, respectively. Capitalized interest costs were approximately $294,000 for 2000.

REDEEMABLE COMMON STOCK
The redeemable common stock is reported on the balance sheet at its redemption amount and is adjusted to market value quarterly. This adjustment is charged or credited to retained earnings.

IMPAIRMENT OF LONG-LIVED ASSETS
In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION
Revenues from product sales are recorded when the product is shipped, when persuasive evidence of an arrangement exists, when the price to the buyer is fixed or determinable, and collectibility of the sales price is reasonably assured. Provisions for product returns and allowances are recorded in the same period as the related revenue.

RESEARCH AND DEVELOPMENT
Expenditures for research and product development and engineering are expensed as incurred.

ADVERTISING COSTS
The Company expenses the cost of advertising as incurred, or as appropriate, the first time the advertising takes place. Advertising expense was approximately $89,000, $147,000 and $109,000 for 2000, 1999 and 1998, respectively.

SOFTWARE DEVELOPMENT COSTS
The Company has implemented Statement of Position ("SOP") No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." Under SOP 98-1, costs associated with developing or obtaining internal use software should be capitalized upon meeting certain criteria. As of December 30, 2000, these capitalized costs and the related amortization have not been material to the Company's consolidated financial statements, and all such costs and amortization have been included in property, plant and equipment.

ENVIRONMENTAL REMEDIATION COSTS
The Company accrues for costs associated with environmental remediation obligations when such expenditures are probable and reasonably estimable. Accruals for estimated costs of environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

INCOME TAXES
Deferred tax liabilities and assets are determined based on the differences between the financial statement basis and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. FAS 109 requires a valuation allowance against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

NET INCOME PER SHARE (BASIC AND DILUTED)
Net income per share is computed based on the weighted average number of common shares outstanding during the year. Diluted income per share includes the effect of common equivalent shares outstanding during the year, calculated under the treasury stock method, unless their effect is anti-dilutive.

Options to purchase 696,050 shares of common stock at prices ranging from $2.4375 to $9.625 per share were outstanding at December 30, 2000 but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Options to purchase 530,875 shares of common stock at prices ranging from $3.375 to $9.625 per share were outstanding at January 1, 2000 but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of common shares.

Options to purchase 743,375 shares of common stock at prices ranging from $3.00 to $9.625 per share were outstanding at January 2, 1999 but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of common shares.

NEW PRONOUNCEMENTS
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivatives and hedging activities. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and certain Hedging Activites," an amendment to SFAS No. 133. These statements require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management is currently evaluating SFAS no. 133 and SFAS No. 138. It does not expect these new statements to have a material effect on our consolidated financial position, results of operations or cash flow. The Company adopted these standards on December 31, 2000.

Note 2 - Liquidity
The Company experienced a significant cash drain in 2000 as a result of closing its factory and corporate headquarters in New Bedford, Massachusetts, a requirement of the December 1999 consent order between the Company and the EPA. Additional demands on the Company's cash flows were created by the consolidation of its two plants in Juarez, Mexico and the relocation of a major product line from Juarez to Mexico City, Mexico. In total, the Company expensed approximately $5.6 million and capitalized $1.1 million of costs related to the various relocation projects. Cash requirements were satisfied through increases in trade accounts payable and borrowings from the Company's United States banks.

This has resulted in limited availability under the Company's existing credit facilities. The Company's recurring losses from operations have resulted in default of certain covenants in its loan agreements and the Company has not made certain principal, interest and fee payments due in March 2001, and does not expect to be able to make its scheduled principal and interest payments during the second quarter of 2001. As a consequence, the loan obligations in default have been classified as current obligations (see Note 5), resulting in a working capital deficiency of $13,598,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including its ability to generate positive cash flows from operations and to negotiate more favorable lending terms.

The Company has taken steps to improve its operating results including the consolidation of its three Mexican plants into two and its move into its new factory and corporate headquarters in New Bedford, Massachusetts, both of which were completed in 2000; and the closure of foil processing operations in the United Kingdom in 1999. The Company has requested its U.S. lenders to waive existing covenant violations and to allow it to suspend payments of principal and interest for the second quarter of 2001 and to pay interest only for the remainder of the year. This request was made as part of a management initiative to ensure sufficient short-term cash flows to run the operation while developing strategic alternatives which may include refinancing the Company's debt, entering into a strategic alliance with another company or seeking an acquirer for the Company. In this regard, the Company is in the process of retaining an investment banker to assist management and the board of directors in establishing and pursuing such strategic alternatives. In the event any one or more of the Company's lenders declines to provide the Company with a waiver, it would have the right to demand immediate repayment of the Company's obligations. Any such acceleration of the Company's obligations would probably cause other lenders to similarly accelerate the Company's obligations under other financing arrangements. Should the U.S. lenders demand immediate repayment, the Company expects that it would not be able to pay its indebtedness and other obligations.

Note 3 - Acquisition and Related Party Transactions:
On April 5, 1999, the Company purchased all of the outstanding capital stock of CUSA, a corporation organized under the laws of Mexico. In a prior transaction, CUSA had previously acquired the assets of the capacitor business of CGE, a Mexican corporation. These assets consisted primarily of inventory and machinery and equipment related to the capacitor business of CGE, along with an assignment of employees, and all technical know-how, customer lists and other intangible assets related to the business. During 1998, the capacitor business accounted for $11,500,000 of the sales of CGE and approximately $1,400,000 of earnings before interest and taxes. CGE purchased approximately $1,500,000 of high-purity aluminum capacitor foil from the Company during 1998 for use in AC-rated motor start capacitors.

The aggregate consideration of $7,826,643 paid for the capital stock of CUSA consisted of (i) the assumption of obligations of CUSA arising from its purchase of assets from CGE, principally three notes totaling $3,470,000, one of which, in the amount of $1,750,000, was paid by the Company on April 6, 1999; the remaining two notes were in the amounts of $1,509,000 and $211,000, bearing interest at 5.10% and 5.22% per annum respectively, and maturing at April 1, 2000 and April 1, 2001 respectively, (ii) notes of the Company aggregating $1,089,000, accruing interest at a rate of 5.22% per annum and payable in full on April 4, 2001, (iii) notes of the Company aggregating $350,000, accruing interest at a rate of 5.32% per annum and payable in full on April 5, 2002 and
(iv) 700,000 shares of the Registrant Stock. Each of the Sellers executed a stockholders agreement, dated as of April 5, 1999, with the Company which provides for certain restrictions on the transfer of the Registrant Stock and provides that, in certain circumstances and at a date not earlier than April 5, 2003, nor later than May 5, 2003, the holders of such Registrant Stock may require the Company to purchase the Registrant Stock at the then current book value of the Company. A total of $2,917,643 was ascribed to the Registrant Stock which was composed of the fair market value of the stock on the date of the transaction and the amount ascribed to the right of the Sellers to require the Company to repurchase the stock at a future date at the then current book value. As of December 30, 2000 and January 1, 2000 the fair value of the right of the Sellers to require the Company to repurchase the stock was approximately $349,000 and $468,000, respectively.

The acquisition has been accounted for under the purchase method of accounting; the operating results of CUSA have been included in the Company's consolidated statement of operations from April 5, 1999. Excess of cost over the fair value of net assets acquired, $4,312,000, is being amortized on a straight-line basis over ten years.

The Company leases production space in Mexico City, Mexico from CGE. Payments under this lease agreement totaled $109,000 in 2000 and $74,000 in 1999. Certain services related to the security, maintenance and insurance of the buildings are contracted through CGE, payments for which were $243,000 in 2000 and $191,000 in 1999.

Certain of the Company's supervisory and managerial personnel, as well as certain support departments, such as accounting and human resources, provide services to CGE. The Company charged CGE for all such services rendered, which totaled $362,000 in 2000 and $332,000 in 1999.

None of these related party transactions existed prior to the acquisition.

Note 4 - Inventories:
Inventories consist of the following (in thousands):

                                          DECEMBER 30, 2000                              JANUARY 1, 2000
                              DOMESTIC          FOREIGN          TOTAL        DOMESTIC       FOREIGN         TOTAL
                         ---------------------------------------------------------------------------------------------
Raw materials                      $ 5,493           $3,930        $ 9,423        $ 5,948        $3,429        $ 9,377
Work in process                      2,062              779          2,841          1,949           359          2,308
Finished goods                       5,493            1,207          6,700          4,838           988          5,826
                                   $13,048           $5,916        $18,964        $12,735        $4,776        $17,511
                         ---------------------------------------------------------------------------------------------

Note 5 - Debt:
The Company maintains a Revolving Credit Agreement with a bank, which, as amended, provides a credit line of $14,500,000 to the Company, subject to borrowing base restrictions. This debt is collateralized by inventory and accounts receivable. Interest on the credit line is at the bank's prime rate payable in arrears on the outstanding loan balance. The Company has the option to convert from a bank base rate loan into a eurodollar loan at the then eurodollar (LIBOR) rate plus 2.5%. The Company also has the option to convert up to $4,000,000 of loans to a bankers' acceptance facility at interest rates equal to the per annum average discount rate quoted to the bank on the date of request for such facility plus 2.5% per annum. The weighted average interest rate was 9.16% at December 30, 2000 and 8.48% at January 1, 2000. The agreement matures on May 31, 2002. A commitment fee, equal to one-quarter percent per annum is charged on the unused portion of the total commitment. At December 30, 2000, borrowings outstanding under this agreement were $12,059,000 and at January 1, 2000, the amount was $3,630,000. The Company was in default of one financial covenant at December 30, 2000 and is in default of certain other terms of the agreement in 2001. As a result, this loan has been classified as a current obligation.

BHC has an agreement with a bank which provides for (i) a ten-year mortgage on real property in the amount of 500,000 British pounds ($745,000 at the year-end exchange rate) with an outstanding balance at December 30, 2000 of $661,000,
(ii) a five-year loan collateralized by machinery and equipment in the amount of 500,000 British pounds with an outstanding balance at December 30, 2000 of $531,000, and (iii) an "Overdraft" credit line allowing borrowings in British pounds, euros or U.S. dollars up to the equivalent of 2,500,000 British pounds ($3,725,000 at the year-end exchange rate) with an outstanding balance at December 30, 2000 of $3,305,000. On February 28, 2001, BHC renewed the credit line under the same terms except for the borrowing limit, which was raised to 3,000,000 British pounds ($4,361,000 at the exchange rate of February 28, 2001).

With the exception of the five-year loan collateralized by plant and machinery which has an interest rate of 5.73%, interest is charged at variable rates based upon the bank base rate. The ten-year mortgage agreement includes certain financial covenants. At December 30, 2000, BHC was in violation of two covenants regarding interest coverage and net worth. On March 14, 2001, the lender waived its right to accelerate payments on this loan with respect to the violation as of December 30, 2000 and the Company expects to comply with the terms of this agreement in 2001.

BHC has an agreement with another bank which provides for a five-year loan at an interest rate of 8.0% collateralized by machinery and equipment equivalent to the amount of 1,200,000 British pounds ($1,788,000 at the year-end exchange rate) with an outstanding balance at December 30, 2000 of $1,175,000.

Other long-term debt of the Company consists of an Industrial Revenue Bond maturing on July 1, 2002, with an annual interest rate of 7.42% and monthly payments of principal and interest. The outstanding balance at fiscal year-end 2000 was $0.8 million versus a balance at year-end 1999 of $1.3 million. Although the Company was in compliance with the terms of this bond at December 30, 2000, the Company was in payment default on these bonds in 2001. As a result of this default, the bondholders have the right to accelerate payment of the outstanding balance due.

The Company has a term line of credit agreement with an equipment financing company in the amount of $9,000,000, collateralized by certain equipment. Principal payments due under that note in 2000 were $1,500,000. At December 30, 2000, borrowings outstanding under this agreement were $6,250,000 at an interest rate of 8.50% and maturing in the year 2005; and at January 1, 2000, $7,750,000 at an interest rate of 7.80%. The Company was in payment default of two financial covenants on December 30, 2000. Because of these violations and since the Company is in payment default of certain terms of this agreement in 2001, this loan has been classified as a current obligation.

The Company also has two notes payable to each of the original shareholders of CUSA in the amounts of $1.1 million and $0.3 million, accruing interest at rates of 5.22% and 5.32% per annum, respectively, and due April 4, 2001 and April 5, 2002, respectively. The notes are secured by 59% of the common shares outstanding of Aerovox de Mexico The Company has not made its payment due April 4, 2001. The Company has reached an agreement in principle with the noteholders to delay repayment of the notes. As part of this agreement in principle, the interest rates on the notes would be increased by three percentage points and the notes would be secured by 100% of the common shares outstanding of Aerovox de Mexico. While this agreement in principle has been reached, there can be no assurance that a definitive agreement will be reached with the noteholders.

Aerovox de Mexico has a note payable to CGE in the amount of $211,000, which bears interest at 5.22% per annum, and matures on April 1, 2001. Aerovox de Mexico also has a renewable bank loan with an outstanding balance at December 30, 2000 of $1,000,000 bearing interest at 9.30%, due on May 18, 2001.

On March 21, 2000, the Company entered into a fifteen-year financing agreement with a bank and an investment company affiliated with the bank. Under the terms of the agreement, the Company received $10.2 million of adjustable rate financing collateralized by the Company's new facility in New Bedford, Massachusetts, which includes real property and manufacturing equipment. The Company entered into a staged interest rate swap in order to fix the interest rate at 7.66% over fifteen years. As of December 30, 2000, all $10.2 million was covered by the interest rate swap. Including all amortizable fees, the effective interest rate is 9.26%. The agreement contains a financial covenant requiring the Company to maintain a minimum debt service coverage ratio. The Company was in default of this covenant at December 30, 2000. On November 13, 2000, the lenders waived their rights to accelerate payment of this loan with respect to the default through December 30, 2000. Since the Company is in default of certain terms of this agreement in 2001, this loan has been classified as a current obligation.

Total maturities of long-term debt over the next five years are:

YEAR                                                       (in thousands)
-------------------------------------------------------------------------
2001                                                            $35, 148
2002                                                               1,195
2003                                                                 588
2004                                                                 248
2005                                                                  60
Thereafter                                                           362
                                                                $ 37,601
========================================================================

Note 6 - Sale of Business Unit:
On July 29, 1998, the Company sold its PFC business. The PFC unit manufactured and sold equipment used to enhance the efficient use of power by large industrial plants. Proceeds from the sale were $2,000,000 resulting in a gain of $949,000.

Note 7 - Other Accrued Expenses:
Other accrued expenses consist of the following at December 30, 2000 and January 1, 2000 (in thousands):

                                               2000                        1999
           --------------------------------------------------------------------
Warranty                                     $  790                      $  498
Duty                                            593                         579
Environmental cost and plant remediation         24                         150
Other                                         1,419                         863
                                             $2,826                      $2,090
          ---------------------------------------------------------------------

Note 8 - Commitments and Contingencies:
The Company leases manufacturing space, equipment and software under various non-cancelable operating leases. Rental expense amounted to $1,875,000 in 2000, $1,480,000 in 1999 and $1,717,000 in 1998. On December 30, 2000 future minimum annual rental payments under all leases were as follows (in thousands):

YEAR
---------------------------------------------------------
2001                                                 $882
2002                                                  821
2003                                                  644
2004                                                  587
2005                                                  104
Thereafter                                            248

The Company leases, and in turn sublets, office space in North Dartmouth, Massachusetts. Since rental income from the sublease substantially offsets rental expense under the lease, the future minimum annual rental payments above exclude payments related to those offices.

The Company is self insured for workers' compensation benefits for some of its employees. The amounts charged to expense for workers' compensation were $469,000 in 2000, $373,000 in 1999, and $359,000 in 1998, based upon reported claims and estimates of claims incurred but not reported.

The Company is also self insured for a portion of health care costs not covered by insurance for some of its U.S. employees. The Company is liable for claims up to $150,000 per employee and aggregate claims up to a maximum of $5,000,000 for 2000. Costs accrued are based upon reported claims and estimates of claims incurred but not reported. The amount charged to expense for health care costs, which includes paid claims, individual and aggregate stop/loss coverage and administrative fees, less employee contributions, was $1,847,000 in 2000, $1,603,000 in 1999 and $1,816,000 in 1998.

Note 9 - Financial Instruments:
The Company operates internationally with manufacturing facilities, customers, and vendors in several countries outside of the United States. The Company may reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency forward contracts, a type of derivative financial instrument. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

The Company held no foreign currency forward contracts as of December 30, 2000 and January 1, 2000.

The fair value of the Company's other financial instruments, including cash, accounts receivable and long-term debt approximates the carrying value due to the nature and terms of the instruments.

Note 10 - Incentive and Other Plans:
1989 and 1999 Stock Incentive Plan
The 1989 and 1999 Stock Incentive Plans ("Plans") permit the granting of a variety of stock and stock-based awards, including stock options, rights to receive cash or shares for increases in the value of the Company's common stock, the award of restricted and unrestricted shares, rights to receive cash or shares on a deferred basis or based on performance, cash payments sufficient to offset the Federal ordinary income taxes under the Plans, loans to participants in connection with awards and other common stock-based awards, including the sale or award of convertible securities that meet the requirements of the Plans. The Plans also provide that option holders may surrender outstanding options in exchange for a cash payment during the sixty-day period following a change in control as defined in the Plans.

The 1989 Stock Incentive Plan expired in April 1999. The 1999 Stock Incentive Plan ("1999 Plan") was approved by the Company's shareholders in May 1999. A total of 500,000 shares of common stock have been reserved and may be issued under the 1999 Plan to full or part-time officers and other key employees of the Company and its subsidiaries. The Plans limit the terms of awards to ten years and prohibit the granting of awards more than ten years after the effective date of the Plans. The Plans permit the granting of non-transferable stock options that qualify as incentive stock options ("ISOs") for United States Federal income tax purposes and options that do not so qualify. The exercise price of each option may not be less than 100% of the fair market value, or 110% in the case of a person holding 10% or more of the outstanding voting power of all classes of stock of the Company, on the date of grant in the case of ISOs and not less than 50% of the fair market value in the case of non-qualified options. The term of each option is fixed by the board of directors but may not exceed ten years from the date of grant (five years in the case of a 10% shareholder) with respect to ISOs and ten years and a day with respect to non-qualified options.

In the event of termination of employment by reason of retirement, disability or death, an option may be exercised (to the extent it was then exercisable) for a period of three years. In the event of termination for other reasons, an option may be exercised (to the extent it was then exercisable) for three months.

Each option becomes exercisable at the rate of 20% per year beginning on the first anniversary of the date of grant and expires ten years from the date of grant. Information for fiscal years 2000, 1999, and 1998, with respect to the Plans, is as follows:

                                    2000                            1999                           1998
STOCK INCENTIVE PLANS                                                        WEIGHTED                       WEIGHTED
                                           WEIGHTED                          AVERAGE         SHARES         AVERAGE
                                            AVERAGE                          EXERCISE                       EXERCISE
                          SHARES        EXERCISE PRICE       SHARES           PRICE                          PRICE

Outstanding at beginning      540,500             $4.59          643,500          $4.92         471,000          $5.59
    of year
Granted                       141,000             $3.85          113,500          $2.79         239,000          $3.48
Exercised                     (16,200)            $3.58                -              -               -              -
Canceled                      (66,500)            $4.23         (216,500)         $4.62         (66,500)         $4.55
                        ----------------------------------------------------------------------------------------------
Outstanding at end            598,800             $4.48          540,500          $4.59         643,500          $4.91
 of year
                        ==============================================================================================
Options exercisable           268,900             $5.42          243,000          $5.65         265,300          $5.50
  at end of year
Options available of          365,000                            495,000                        117,000
  future grant
                        ==============================================================================================

The following table summarizes information about stock options outstanding at December 30, 2000:

STOCK INCENTIVE PLANS          OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE

                            NUMBER             WEIGHTED         WEIGHTED           NUMBER            WEIGHTED
EXERCISE PRICE         OUTSTANDING AT     AVERAGE REMAINING     AVERAGE        EXERCISABLE AT        AVERAGE
    RANGE             DECEMBER 30, 2000   CONTRACTUAL LIFE    EXERCISE PRICE   DECEMBER 30, 2000   EXERCISE PRICE

$2.00 - $2.50               5,000                  8.9            $2.44                1,000            $2.44
$2.51 - $3.00              88,200                  8.4            $2.80               15,000            $2.81
$3.01 - $4.50             358,600                  7.3            $3.79              121,400            $3.72
$4.51 - $6.75              77,500                  4.2            $6.19               66,000            $6.18
$6.76 - $9.00              69,500                  3.9            $8.42               65,500            $8.46

--------------------------------------------------------------------------------------------------------------
$2.00 - $9.00             598,800                  6.7            $4.48              268,900            $5.42
                   ============================================================================================

NON-STATUTORY STOCK OPTION AWARD AGREEMENT
On September 1, 1996, an officer of the Company was awarded options to purchase 50,000 shares of Aerovox common stock, bearing an exercise price of $6.00 per share. The options are exercisable at the rate of 20% per year and expire ten years from the date of grant. On December 30, 2000 options for 40,000 shares were exercisable under this agreement.

1989 AND 1999 STOCK OPTIONS PLAN FOR DIRECTORS
The 1989 Stock Option Plan for Directors expired in April 1999. The 1999 Stock Option Plan for Directors (the "1999 Directors Plan") was approved by the Company's shareholders in May 1999. The 1999 Directors Plan reserved 25,000 shares of common stock for the granting of options to purchase stock at 100% of the fair market value on the date of grant. Directors who are not employees of the Company are eligible under the Directors Plan. Each newly elected director will be awarded options to purchase 2,500 shares of common stock on the date of election. Following the initial grant, each person who is an eligible director on the day of each annual meeting of shareholders of the Company will receive options to purchase 1,000 shares or 250 for each quarter of service if less than one year elapses between the initial grant and an annual grant.

Options expire ten years from the grant date and become exercisable on the first anniversary of the grant date. No options may be awarded under the 1999 Directors Plan after April 2009. In the event of termination by retirement, an option may be exercised for a period of three years, or until expiration, if earlier; or for one year after death in the event an optionee dies during the final year of such exercise period or until the expiration of the stated term of the option. In the event of termination by reason of death, an option may be exercised (to the extent it was then exercisable) for a period of three years. In the event of termination for other reasons, an option may be exercised (to the extent it was then exercisable) for three months.

Information for fiscal years 2000, 1999, and 1998, with respect to the Directors Plans, is as follows:

                                                 2000                             1999                         1998
STOCK OPTION PLANS
  FOR DIRECTORS                                    WEIGHTED                         WEIGHTED                      WEIGHTED
                                                    AVERAGE                          AVERAGE                       AVERAGE
                                                   EXERCISE                         EXERCISE                      EXERCISE
                                  SHARES             PRICE          SHARES            PRICE         SHARES          PRICE

Outstanding at beginning            48,375            $5.72          49,875            $5.70         43,875         $6.00
  of year
Granted                              5,000            $3.95           6,000            $2.50          6,000         $3.50
Exercised                                -                -               -                -              -             -
Canceled                            (6,125)           $7.14          (7,500)           $3.00              -             -
                        --------------------------------------------------------------------------------------------------
Outstanding at end                  47,250            $5.35          48,375            $5.72         49,875         $5.70
 of year
                        =================================================================================================
Options exercisable at              42,250            $5.52          42,375            $6.18         43,875         $6.00
  year-end
Options available                   14,000                           19,000                          18,292
 for future grant
                        ==================================================================================================

The following table summarizes information about stock options outstanding at December 30, 2000:

STOCK OPTION                        OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
 PLANS FOR
 DIRECTORS
  Exercise           NUMBER          WEIGHTED AVERAGE     WEIGHTED AVERAGE         NUMBER        WEIGHTED AVERAGE
 Price Range     OUTSTANDING AT         REMAINING             EXERCISE         EXERCISABLE AT        EXERCISE
               DECEMBER 30, 2000     CONTRACTUAL LIFE           PRICE         DECEMBER 30, 2000        PRICE

$2.50 - $3.00               6,000                   8.3                $2.50              6,000              $2.50
$3.01 - $4.50              20,500                   7.4                $4.07             15,500              $4.11
$4.51 - $6.75               9,500                   4.0                $6.55              9,500              $6.55
$6.76 - $9.63              11,250                   3.8                $8.19             11,250              $8.19
$2.50 - $9.63              47,250                   6.0                $5.35             42,250              $5.52
             =====================================================================================================

ACCOUNTING FOR STOCK OPTIONS
Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") describes a "fair value" method for calculating the effect of options granted on the reported earnings of the Company. This method uses certain historical data regarding outstanding options and the price history of a company's shares in a mathematical model to determine the hypothetical value of the option had it been sold in the open securities market rather than granted to the plan participant. This is in contrast to the valuation method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), which calculates the value at the date of grant as the difference, if any, between the exercise price and the market price of the shares on that date.

Calculated in accordance with SFAS 123, the weighted average fair value at date of grant for options granted in 2000, 1999 and 1998 was $2.69, $1.72 and $2.09 per option, respectively. The fair value of these options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions for 2000, 1999 and 1998: risk-free interest rates as of the grant dates from 5.00% to 5.59%; no dividend yields; a volatility factor of the expected market price of the Company's common stock of 63.05%, 42.38% and 38.28%, respectively; and a weighted average expected life of the options of 7.60, 9.34 and 9.79 years, respectively.

As allowed by SFAS 123, the Company has elected the disclosure-only alternative, and continues to calculate and report net income and net income per share according to APB 25 for employee and director stock-based compensation. Had compensation cost for the Company's 2000, 1999, and 1998 grants for stock-based employee and director compensation plans been determined using the fair value method as prescribed by SFAS 123, the Company's net income, and net income per share for those years would approximate the pro forma amounts below (in thousands except for per share data).

                                DECEMBER 30, 2000              JANUARY 1, 2000              JANUARY 2, 1999
                            AS REPORTED     PRO FORMA     AS REPORTED     PRO FORMA     AS REPORTED    PRO FORMA
Net income (loss)                $(7,200)      $(7,287)        $(3,471)      $(3,547)         $1,786       $1,673
Basic and diluted
 earnings (loss)
 per share                       $ (1.33)      $ (1.34)        $ (0.64)      $ (0.66)         $ 0.33       $ 0.31


EMPLOYEE STOCK PURCHASE PLAN
In 1989, the Company established the Employee Stock Purchase Plan (the "ESPP") under which 100,000 shares of common stock were reserved for purchase by employees. The ESPP was amended in August 1999 to expand the common stock reserved to 200,000 shares. The ESPP provides for the sale of common stock at the average of the reported high and low sales prices of the stock on the last business day of the accounting period each month. Common stock purchases are paid through regular payroll deductions of up to 15% of eligible compensation plus Company payments equal to 10% of the participant's payment plus an additional 0.75% for each full year of continuous employment with the Company since January 1, 1973, up to a maximum of 25% of the participant's payment. In 2000, 1999 and 1998, 20,858, 11,645 and 8,842 shares, respectively, were sold under the ESPP. There were 72,589 shares qualified for future sale on December 30, 2000.

CHANGE OF CONTROL SEVERANCE BENEFITS
The Company has severance agreements with certain key employees which provide that if, within 24 months following a change in control (as defined in the severance agreements), the Company were to terminate the employee's employment other than for cause or the employee were to terminate his employment for reasons specified in the agreements, the employee would receive amounts of up to three times that person's annual base salary plus target bonus for such year without deduction for any amounts previously paid under the bonus plan. The agreements also provide for the immediate vesting of bonus awards, stock options and similar awards, the immediate payment of deferred compensation amounts and the continuation of certain benefits. The maximum contingent liability under these agreements on December 30, 2000 was approximately $2,440,000.

PROFIT-SHARING SAVINGS PLAN
The Company maintains a Profit-Sharing Savings Plan ("PSSP") which covers substantially all domestic employees with at least six months of service. Under the PSSP, each employee can elect to make a pre-tax contribution to the PSSP of not less than 3% and not more than 15% of qualified compensation, of which up to the first 8% is eligible for a Company match. The Company makes regular contributions to the PSSP on behalf of each participating employee in an amount which, together with any forfeitures during the PSSP year, is equal to each employee's voluntary contribution up to a maximum aggregate contribution of 6% of the pre-tax income of the Company, as defined, or 50% of the aggregate pre-tax contributions of the participating employees or 50% of the first 8% of the aggregate pre-tax contribution of the participating employees. The Company's subsidiary in the United Kingdom maintains a plan covering its eligible employees wherein Company contributions are made on the basis of the individual's age and amount of contribution. Expense under these plans amounted to $585,000 in 2000, $648,000 in 1999 and $639,000 in 1998.

DEFERRED SUPPLEMENTAL SAVINGS PLAN
The Company has a Deferred Supplemental Savings Plan under which certain key employees may defer a percentage of their compensation equal to the difference between pre-tax amounts of compensation eligible to be contributed to the PSSP and amounts actually eligible for contributing to the PSSP under Section 401k of the Revenue Code of the United States. Under the Deferred Supplemental Savings Plan, the Company will make a matching contribution in an amount equal to the matching contribution which would have been made if such contribution had been made under the PSSP. Expense related to the Deferred Supplemental Savings Plan amounted to $52,000 in 2000, $52,000 in 1999 and $85,000 in 1998.

CONSULTING AGREEMENTS
The Company has Consulting, Non-Competition and Confidentiality Agreements with two former executives. Under the Agreements, which expire on December 28, 2006, the executives are paid an aggregate of $160,000 per year.

Note 11 - Preferred Stock:
The Company is authorized to issue up to 5,000,000 shares of preferred stock without further stockholder approval in such series and with such preferences, terms and other provisions as may be designated by the board of directors.

On August 16, 1989, the board of directors voted to create a series of 55,000 shares of preferred stock, par value $0.01 per share, designated as Series A Junior Participating Preferred Stock ("Series A Preferred"). Each Series A Preferred share is entitled to receive a minimum preferential quarterly dividend of $1.00 per share and an aggregate dividend of 100 times any dividend declared per share of common stock. Each share of Series A Preferred is entitled to one hundred votes and votes together as one class with the common stock. Upon liquidation or dissolution of the Company, the holder of each share of Series A Preferred is entitled to a liquidation payment of $100 per share plus an aggregate payment of 100 times the payment made per share on the common stock. The Series A Preferred shares are not redeemable and rank junior to all other series of preferred stock of the Company.

In the event of any merger, consolidation or other transaction in which shares of the Company's common stock are exchanged, each Series A Preferred share will be entitled to receive 100 times the amount received per share of common stock.

On December 30, 2000, 55,000 shares of Series A Preferred were reserved for issuance for stock purchase rights (see Note 12). No such rights have become exercisable and no shares of Series A Preferred have been issued.

Note 12 - Preferred Share Purchase Rights:
On August 16, 1989, the board of directors approved a preferred share rights plan (the "Rights Plan") pursuant to which one preferred share purchase right (a "Right") was distributed for each share of outstanding common stock. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.01 par value per share, at a price of $16.00 per one one-hundredth of a Series A Preferred Share, subject to adjustment. On September 22, 1999, the board of directors approved a ten-year extension of the Rights Plan. The Rights, which do not have voting rights, expire on December 1, 2009, unless redeemed earlier by the Company.

As amended by the board of directors on September 22, 1999, the Rights Plan will become effective and Rights will become exercisable on the date (the "Shares Acquisition Date") that a person or group of affiliated or associated persons (an "Acquiring Person") acquires beneficial ownership of 20% or more of the outstanding shares of the Company's common stock or following the commencement of, or announcement of, an intention to make a tender offer or exchange offer which would result in the beneficial ownership by a person or group of 20% or more of the outstanding shares of the Company's common stock.

At any time on or prior to the Shares Acquisition Date, the Company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right.

In the event that the Company is acquired in a merger or other business combination transaction or 30% or more of its consolidated assets or earnings power are sold, the Rights Plan requires that proper provision be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. In the event that any person becomes an Acquiring Person, the holder of a Right, other than Rights beneficially owned by the Acquiring Person (which would thereafter be void), will have the right to receive upon exercise that number of shares of common stock having a net value of two times the exercise price of the Right.

At any time after the Shares Acquisition Date and prior to the acquisition by an Acquiring Person of 50% or more of the outstanding shares of the Company's common stock, the Company may exchange the Rights (other than Rights owned by Acquiring Persons which have become void), in whole or in part, at an exchange ratio of one share of common stock, or one one-hundredth of a Series A Preferred Share (or of a share of a class or series of the Preferred Stock of the Company having equivalent rights, preferences and privileges), per Right (subject to adjustment).


Note 13 - Segment Information:
The Company is engaged in the manufacture of capacitors and EMI filters. The Company is managed as a single business. The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" during the fourth quarter of 1998. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products, services and geographic areas.

Information about the Company's operations by geographic area is as follows (in thousands):

OPERATIONS BY GEOGRAPHIC AREA:

                                      United              UNITED
                                      STATES             KINGDOM             MEXICO            ELIMINATIONS          CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 30, 2000
Sales to unaffiliated customers       $68,111             $23,010             $20,570  $                -               $111,691
Transfer between geographic areas       6,536               1,114               4,773               (12,423)                   -
Total sales                           $74,647             $24,124             $25,343              $(12,423)            $111,691
                             ======================================================================================================
Operating profit (loss)               $(5,581)            $   739             $ 1,223              $    214             $ (3,405)
Interest expense                                                                                                          (2,391)
Other income                                                                                                                 182
                             ------------------------------------------------------------------------------------------------------
Loss before income taxes                                                                                                  (5,614)
Identifiable assets                   $58,954             $14,624             $11,904  $                  -             $ 85,482
                             ======================================================================================================
YEAR ENDED JANUARY 1, 2000
Sales to unaffiliated customers       $76,238             $21,493             $12,707  $                  -             $110,438
Transfer between geographic areas       3,270                   -               2,610                (5,880)                   -
Total sales                           $79,508             $21,493             $15,317                (5,880)            $110,438
                             ======================================================================================================
Operating profit (loss)               $(1,101)            $(1,366)            $   300              $   (106)            $ (2,273)
Interest expense                                                                                                          (1,735)
Other income                                                                                                                 311
                             ------------------------------------------------------------------------------------------------------
Loss before income taxes                                                                                                  (3,697)
                             ======================================================================================================
Identifiable assets                   $45,321             $13,133             $12,071              $     (5)            $ 70,520
                             ======================================================================================================
YEAR ENDED JANUARY 2, 1999
Sales to unaffiliated customers       $89,348             $26,465             $   381   $               -               $116,194
Transfer between geographic areas       3,981                   -               7,073               (11,054)                   -
Total sales                           $93,329             $26,465             $ 7,454              $(11,054)            $116,194
                             ======================================================================================================
Operating profit                      $   872             $ 1,474             $   302  $                 -              $  2,648
Interest expense                                                                                                          (1,530)
Other income                                                                                                               1,520
                             ------------------------------------------------------------------------------------------------------
Income before income taxes                                                                                              $  2,638
Identifiable assets                   $60,166             $16,569             $ 1,806              $ (7,970)            $ 70,571
                             ======================================================================================================

Transfers between geographic areas are accounted for at cost plus 15% in 2000, 1999, and 1998, except for transfers of etched and formed foil in all years which were accounted for at prices intended to approximate sales to unrelated third parties. Operating profit (loss) is total sales less operating expenses which in 2000 included a special provision for relocation costs, in 1999 included a special provision for restructuring costs and in 1998 included a special gain on the sale of certain assets related to a product line. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area.

NOTE 14 - PROVISION FOR INCOME TAXES:
The provision for income taxes consists of (in thousands):

                                                               DEC. 30, 2000             JAN. 1, 2000            JAN. 2, 1999
---------------------------------------------------------------------------------------------------------------------------------
Current:
Federal                                                                   $     -                 $   259                   $(315)
State                                                                           -                      25                       -
Foreign                                                                       323                    (141)                    352
                                                        -------------------------------------------------------------------------
Total Current                                                                 323                     143                      37
DEFERRED:
Federal                                                                         -                       -                     691
State                                                                           -                       -                     124
Foreign                                                                     1,263                    (369)                      -
Total deferred taxes                                                        1,263                    (369)                    815
                                                        -------------------------------------------------------------------------
Provision for (benefit from) income taxes                                 $ 1,586                 $ (226)                   $ 852
                                                        =========================================================================
Deferred income taxes arise from:
       Environmental reserve                                              $     2                 $ (114)                   $ 350
  Accelerated depreciation                                                   (220)                 (1,028)                   (355)
  Net operating losses                                                     (3,967)                    951                      42
  Inventory valuation                                                          23                    (459)                    (25)
  Allowance for doubtful accounts                                              27                       1                       4
  Compensation related costs                                                   13                      82                     162
  Warranty reserve                                                              -                      47                      74
  Restructuring reserve                                                     1,774                  (1,774)                      -
  Other                                                                      (222)                     60                     509
  Tax credits                                                                  63                     615                     133
  Foreign operations, primarily due to basis
   differences in inventory and fixed assets                                1,263                    (369)                      -

  Valuation allowance                                                       2,507                   1,619                     (79)
                                                                          $ 1,263                 $  (369)                  $ 815
                                                        =========================================================================


INCOME TAXES ARE RECONCILED TO THE UNITED STATES
 STATUTORY CORPORATE TAX RATE AS FOLLOWS:
  United States corporate tax at statutory rate                           $(1,833)                $(1,256)                  $ 897
  Increase (decrease) arising from:
  State taxes                                                                (382)                   (220)                    124
  Foreign taxes                                                             1,355                    (509)                   (193)
  Other                                                                      (532)                    140                     103
  Change in valuation allowance                                             2,978                   1,619                     (79)
                                                        -------------------------------------------------------------------------
                                                                          $ 1,586                 $ (226)                   $ 852
                                                        =========================================================================

Deferred U.S. income taxes have not been provided on basis differences related to investments in certain foreign subsidiaries and affiliates. These basis differences consist primarily of undistributed earnings considered permanently invested in the business. Determination of the deferred income tax liability on these unremitted earnings is not practicable since such liability, if any, is dependent on circumstances existing if and when remittance occurs.

The components of the Company's deferred tax assets and liabilities as of December 30, 2000 and
January 1, 2000 are as follows (in thousands):

                                                         DECEMBER 30, 2000                    JANUARY 1, 2000
-------------------------------------------------------------------------------------------------------------------
                                                     Assets          LIABILITIES         ASSETS         LIABILITIES
Deferred Taxes:
Net operating loss carryforwards                       $ 6,459                 -          $ 2,020                 -
Compensation related cost                                  361                 -              472                 -
Allowance for doubtful accounts                            145                 -              172                 -
Depreciation                                                 -             3,838                -             4,099
Environmental reserve                                    2,663                 -            2,665                 -
Restructuring reserve                                        -                 -            1,775                 -
Inventory reserves                                         592                 -              739                 -
Warranty reserves                                          160                 -              160                 -
Tax credit carryforwards                                   420                 -              483                 -
Valuation allowance                                     (7,402)                -           (4,894)                -
Basis differences in foreign inventory                       -             1,436                -                 -
Other                                                      106                 -                -                 -
Total                                                  $ 3,504            $5,274          $ 3,592            $4,099
                                            =======================================================================

Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns related to the write-down of impaired assets and other restructuring costs in the United States, the increase in deferred tax assets has been fully offset by a valuation allowance. The change in valuation allowance is due to the increase in net operating loss carryforwards. At December 30, 2000, the Company had a net operating loss carryforward of approximately $14,930,000 for U.S. federal purposes, which begins to expire in 2007. At December 30, 2000, the Company also had $420,000 of foreign and other tax credits which expire from 2001 to 2019.

Note 15 - Environmental Matters:
The Company, until September 2000, manufactured film capacitors and maintained its corporate offices in a building located in New Bedford, Massachusetts which had been occupied by the Company and predecessor organizations also engaged in the manufacture of capacitors since 1938. In June 1997, the EPA conducted preliminary tests within the building that revealed the presence of PCBs on surfaces within the plant. Subsequent engineering tests by independent consultants retained by the Company confirmed the presence of residual PCBs throughout the plant, which resulted from their use prior to 1978. While the Company and its expert advisors consider the PCBs to represent no threat to the health of the employees of the Company or the surrounding community, subsequent engineering studies indicated that the cost to remove PCBs within the building to the levels prescribed by the EPA and the Toxic Substances Control Act would be prohibitive. Therefore, the Company decided, and informed the EPA, that it would vacate the building, demolish it and dispose of all contaminated building materials in a legally compliant manner. Accordingly, a reserve was established and charged to income as of December 27, 1997 in the amount of $7,233,000, which the Company believes is adequate to dismantle and dispose of the building, clean equipment located within it, and to pay for related engineering, legal and professional services. Of this amount, $6,614,000 remains accrued and has been classified as a long-term liability at December 30, 2000. During 1998, the EPA approved the Company's plan to dismantle and dispose of the building. In December 1999, the Company reached a final agreement with the EPA regarding the timing of the planned dismantling and disposal activity. Under the settlement, the Company agreed to relocate its New Bedford operations within 16 months of the agreement, and to demolish the existing building and cap the site no later than November 2011.

The settlement also requires the Company to fund a trust account to be used for demolishing the building and capping the site. The first deposit into this account, labeled "Restricted cash" on the balance sheet, was made in January 2000 for $750,000. Payments into the fund are scheduled for each calendar year end beginning December 31, 2000, with additional variable contributions scheduled for each March 15th per a formula based on earnings of the prior year. The Company is obligated to complete the site work within nine months of the date the trust fund reaches $4.8 million or 60% of the planned cost of the demolition and capping work, but no later than January 21, 2011. The Company's scheduled payment of $200,000 for December 31, 2000 was deferred with the EPA's consent to June 30, 2001.

On February 9, 1990, the Company entered into the Settlement Agreement with the United States and The Commonwealth of Massachusetts resolving litigation commenced by the governments in the U.S. District Court for the District of Massachusetts, on December 10, 1983 under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly known as the "Superfund" legislation. The litigation concerned the alleged disposal by various defendants of PCBs in the Acushnet River and New Bedford Harbor. The Settlement Agreement resolved all of the governments' claims against the Company and Aerovox Industries, Inc. (a predecessor of the Company) arising out of the contamination of the Acushnet River and New Bedford Harbor with PCBs, including cleanup costs, study costs and damages to natural resources, now or hereafter incurred, except that the Settlement Agreement provides that the governments may seek damages from the Company and Aerovox Industries, Inc. for future liability in the event that such future liability arises out of unknown conditions at the site. The Company, based on information presently available, does not believe that this matter will have any further material adverse effect on the Company's financial condition.

Note 16 - 1999 Restructuring Costs:
In December 1999, the Company recorded charges of $5,676,000 related to the exit costs from certain activities and asset impairments arising from the consolidation and relocation of certain facilities. The components of these charges were as follows (in thousands):

      Impairment of property, plant and equipment    $4,723
      Write-off of certain inventory                    344
      Involuntary employee terminations                 609
                                                     ------
                                                     $5,676

The impairments of property, plant and equipment were a result of the closure and consolidation of plants in Mexico, the closure of foil processing operations in the United Kingdom, the cessation of a North American product line and the abandonment of manufacturing equipment resulting from the relocation of the Company's corporate headquarters and manufacturing plant in New Bedford, Massachusetts to a new facility. These costs have been recorded as provisions for restructuring costs in the Company's Consolidated Statements of Operations.

The write-off of certain inventory was a result of the Company's decision to exit a capacitor product line in North America and the closure of foil processing operations in the United Kingdom. These costs have been recorded as charges to cost of sales.

The involuntary employee terminations were a result of the closure and consolidation of plants in Mexico and the closure of foil processing operations in the United Kingdom. As a result of these actions, 69 employees were terminated, primarily from production, supervisory and manufacturing support functions. The termination benefits related to these employees have been accrued and charged to the provision for restructuring costs. During fiscal 2000, $344,000 was paid to terminated employees and $242,000 was reversed into income.

Note 17 - Foreign Operations:
Summarized financial information for the Company's foreign operations is as follows (in thousands):

                                                         DECEMBER 30,            JANUARY 1,               JANUARY 2,
                                                            2000                     2000                    1999
--------------------------------------------------------------------------------------------------------------------
Current assets                                              $15,549                 $ 13,639                 $10,122
Non-current assets                                           12,676                   13,353                   7,826
                                          --------------------------------------------------------------------------
                                                            $28,225                 $ 26,992                 $17,948
                                          ==========================================================================
Current liabilities                                         $ 9,895                 $  8,488                 $ 5,808
Due to parent                                                 1,698                    1,788                     428
Deferred income taxes                                         1,718                      456                     824
Long-term debt                                                1,830                    2,253                   2,465
Stockholders' equity                                         13,084                   14,007                   8,423
                                          --------------------------------------------------------------------------
                                                            $28,225                 $ 26,992                 $17,948
                                          ==========================================================================
Net sales                                                   $43,580                 $ 34,200                 $26,846
                                          ==========================================================================
Net income (loss)                                           $ (388)                 $(1,188)                 $ 1,005
                                          ==========================================================================

Note 18 - Summary of Quarterly Results of Operations

(Unaudited)                                                                     QUARTER
(Amounts in thousands, except per share data)             First             SECOND           THIRD           FOURTH
---------------------------------------------------------------------------------------------------------------------
Year Ended December 30, 2000
  Net sales                                                  $30,225        $30,075          $25,770          $25,621
  Gross profit                                                 5,199          5,286            2,883            2,060
  Net income (loss)                                              448           (133)          (1,853)          (5,662)
  Earnings (loss) per share - basic                          $  0.08        $ (0.02)         $ (0.34)         $ (1.05)
  Earnings (loss) per share - diluted                        $  0.07        $ (0.02)         $ (0.34)         $ (1.05)
YEAR ENDED JANUARY 1, 2000
  Net sales                                                  $28,375        $30,637          $26,718          $24,708
  Gross profit                                                 4,973          6,111            4,777            3,954
  Net income (loss)                                              330            801              104           (4,706)
  Earnings (loss)  per share - basic and diluted             $  0.06        $  0.15          $  0.02          $ (0.87)

REPORTS OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
and Stockholders of Aerovox Incorporated


Under date of February 23, 2001, except as to Notes 2 and 5, which are as of April 6, 2001 we reported on the consolidated balance sheet of Aerovox Incorporated as of December 30, 2000, and the related consolidated statement of operations, stockholders' equity and cash flows of the year then ended, which is included in the annual report on Form 10-K for the year ended December 31, 2000. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of Aerovox Incorporated referred to above contains an explanatory paragraph that states that the Company's recurring losses and resultant defaults under the Company's debt agreement raise substantial doubt about the entity's ability to continue as a going concern. The financial statement schedule included in the annual report on Form 10-K does not include adjustments that might result from the outcome of this uncertainty.


BY /S/  KPMG LLP
----------------

Boston, Massachusetts
February 23, 2001, except as to Notes 2 and 5, which are as of April 6, 2001



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


BY /S/  PricewaterhouseCoopers LLP
----------------------------------

Boston, Massachusetts
February 14, 2000

                             AEROVOX INCORPORATED
                       VALUATION AND QUALIFYING ACCOUNTS
                            (AMOUNTS IN THOUSANDS)

SCHEDULE II

                          Balance at                                                                                 Balance
                           Beginning        Charged to     Charged to       Deductions         Deductions            End of
    Description            of Period          Expense    Other Accounts     Describe(1)        Describe(2)           Period
                                  $511                -               -            $ 72                $62                $377
Year ended
December 30, 2000:
Allowance for doubtful
accounts receivable

Year ended
January 1, 2000:                  $606                -               -            $ 95                  -                $511
Allowance for doubtful
accounts receivable

Year ended
January 2, 1999:                  $617             $115               -            $126                  -                $606
Allowance for doubtful
accounts receivable


(1)  Write-off of accounts receivable.
(2)  Adjustment to allowance for doubtful accounts.

Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aerovox Incorporated
(Registrant)


BY /S/ ROBERT D. ELLIOTT            BY /S/ F. RANDAL HUNT
------------------------            ----------------------
President and Chief Executive       Senior Vice President, Finance, and
Officer                             Chief Financial Officer
April 16, 2001                      April 16, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures

/S/ SHEREL D. HORSLEY           Chairman of the Board of      April 16, 2001
----------------------------    Directors
Sherel D. Horsley

/S/ JOHN F. BRENNAN             Director                      April 16, 2001
----------------------------
John F. Brennan

/S/ DENNIS HOROWITZ             Director                      April 16, 2001
----------------------------
Dennis Horowitz

/S/ WILLIAM G. LITTLE           Director                      April 16, 2001
----------------------------
William G. Little

/S/BENEDICT P. ROSEN            Director                      April 16, 2001
----------------------------
Benedict P. Rosen

/S/ ENRIQUE SANCHEZ ALDUNATE    Director                      April 16, 2001
----------------------------
Enrique Sanchez Aldunate