Form 10-Q
period 2001-03-31
AEROVOX INC
filed 2001-05-15
CIK 856164

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2001

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

               167 John Vertente Boulevard, New Bedford, MA 02745
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

At April 30, 2001, 6,146,186 shares of registrant's common stock (par value, $1.00) were outstanding, 700,000 of which are restricted and redeemable under Stockholder Agreements as described in the footnotes to the financial statements included in the registrant's most recent Annual Report on Form 10-K.

                          AEROVOX INCORPORATED
             Condensed Consolidated Statements of Operations
              (Amounts in thousands, except per share data)
                               (Unaudited)


                                                           Three Months Ended
                                                           ------------------
                                                         March 31,     April 1,
                                                           2001          2000
                                                         --------      --------
Net sales                                                $ 28,199      $ 30,225
Cost of sales                                              23,096        25,026
                                                         --------      --------

Gross profit                                                5,103         5,199
Operating expenses                                          4,025         4,179
                                                         --------      --------

Income from operations                                      1,078         1,020

Other income (expense):
      Interest expense                                       (821)         (431)
      Other income                                            171            54
                                                         --------      --------

Income before income taxes                                    428           643
Provision for income taxes                                    300           195
                                                         --------      --------

Net income                                               $    128      $    448
                                                         ========      ========

Earnings per share-basic                                 $   0.02      $   0.08
                                                         ========      ========

Earnings per share-diluted                               $   0.02      $   0.07
                                                         ========      ========

Weighted average number of shares outstanding - basic       5,445         5,411
                                                         ========      ========

Weighted average number of shares outstanding - diluted     5,445         6,152
                                                         ========      ========

The accompanying notes are in integral part of the unaudited condensed consolidated financial statements.

                              AEROVOX INCORPORATED
                      Condensed Consolidated Balance Sheets
                             (Amounts in thousands)

                                                          March 31,   Dec. 30,
                                                            2001        2000
                                                         (unaudited)
                                                          ---------   ----------
                               ASSETS
Current assets:
  Cash and cash equivalents                               $    499     $    834
  Accounts receivable, net                                  19,564       17,465
  Inventories                                               18,522       18,964
  Prepaid expenses and other current assets                  2,545        2,723
                                                          --------     --------
Total current assets                                        41,130       39,986

Property, plant and equipment, net                          36,343       37,318
Goodwill, net                                                3,450        3,557
Deferred income taxes                                        3,504        3,504
Other assets                                                 1,115        1,117
                                                          --------     --------
          Total assets                                    $ 85,542     $ 85,482
                                                          ========     ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                    $ 36,022     $ 35,148
  Accounts payable                                          14,122       13,842
  Accrued compensation and other expenses                    4,339        4,594
  Fair value of derivative instrument                        1,314         --
                                                          --------     --------
          Total current liabilities                         55,797       53,584

Deferred income taxes                                        5,250        5,274
Long-term debt less current maturities                       2,085        2,453
Reserve for environmental costs and plant remediation        6,330        6,614
Deferred compensation                                          345          453
                                                          --------     --------
          Total liabilities                                 69,807       68,378

Redeemable common stock                                      1,746        1,750

Stockholders' equity:
  Common stock                                               5,446        5,442
  Additional paid-in capital                                 1,169        1,162
  Retained earnings                                          9,697        9,565
  Accumulated other comprehensive loss                      (2,323)        (815)
                                                          --------     --------
          Total stockholders' equity                        13,989       15,354
                                                          --------     --------
          Total liabilities and stockholders' equity      $ 85,542     $ 85,482
                                                          ========     ========

The accompanying notes are in integral part of the unaudited condensed consolidated financial statements.

                           AEROVOX INCORPORATED
              Condensed Consolidated Statements of Cash Flows
                          (Amounts in thousands)
                                (Unaudited)

                                                                     Three Months Ended
                                                                  -----------------------
                                                                   March 31,     April 1,
                                                                     2001         2000
                                                                  ----------   ----------
Cash flows from operating activities:
Net income                                                        $    128      $    448
Adjustments to reconcile net income to cash
       provided by operating activities:
       Depreciation and amortization                                 1,079         1,124
    Changes in operating assets and liabilities:
       Accounts receivable                                          (2,359)       (4,714)
       Inventories                                                     387          (468)
       Prepaid expenses and other current assets                       165           121
       Accounts payable                                                361         2,684
       Accrued expenses and other liabilities                         (607)          448
                                                                  --------      --------
Net cash used in operating activities                                 (846)         (357)
                                                                  --------      --------

Cash flows from investing activities:
       Acquisition of property and equipment                          (259)       (2,656)
       Deposit into EPA trust fund and cash interest received            -          (753)
       Other                                                           (92)         (118)
                                                                  --------      --------
Net cash used in investing activities                                 (351)       (3,527)
                                                                  --------      --------

Cash flows from financing activities:
      Net borrowings under lines of credit                           1,402         3,932
      Long-term borrowings                                               -        10,748
      Repayment of long-term debt                                     (603)         (694)
      Cash paid for debt issuance costs                                  -          (195)
      Proceeds from employee stock purchase
       plan and exercise of stock options                               11            62
                                                                  --------      --------
Net cash provided by financing activities                              810        13,853
                                                                  --------      --------
Effects of exchange rate on cash                                        52            24
                                                                  --------      --------
Increase (decrease) in cash                                           (335)        9,993
Cash at beginning of year                                              834           742
                                                                  --------      --------
Cash at end of period                                             $    499      $ 10,735
                                                                  ========      ========

The accompanying notes are in integral part of the unaudited condensed consolidated financial statements.

                              AEROVOX INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)  BASIS OF PRESENTATION

     These unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for Aerovox Incorporated ("the Company") for the fiscal year ended December 30, 2000, and the consolidated financial statements and footnotes included therein. In our opinion, the accompanying consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The consolidated balance sheet data as of December 30, 2000, included herein, is derived from the Company's audited financial statements as of December 30, 2000.

     Fiscal 2001 consists of 52 weeks, and will end on December 29, 2001.

(2)  INVENTORIES

     Inventories consist of the following (in thousands):

                                           March 31, 2001                          December 30, 2000
                           -----------------------------------------------------------------------------------
                                Domestic       Foreign        Total       Domestic      Foreign       Total
--------------------------------------------------------------------------------------------------------------
Raw materials                       $ 4,870        $3,797       $ 8,667      $ 5,493       $3,930      $ 9,423
Work in process                       2,239         1,101         3,340        2,062          779        2,841
Finished goods                        5,428         1,087         6,515        5,493        1,207        6,700
--------------------------------------------------------------------------------------------------------------
                                    $12,537        $5,985       $18,522      $13,048       $5,916      $18,964
==============================================================================================================

(3)  NET INCOME PER SHARE (BASIC AND DILUTED)

     Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during the period, calculated under the treasury stock method.

                                   For the Three Months Ended               For the Three Months Ended
                                         March 31, 2001                            April 1, 2000
                                             (Amounts in thousands, except per share data)
----------------------------------------------------------------------------------------------------------------
                                Net income   Shares    Per share         Net income   Shares    Per share
                                                        amount                                    amount
----------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE           $128     5,445,156    $0.02               $448    5,411,192    $0.08
----------------------------------------------------------------------------------------------------------------
    DILUTIVE SECURITIES:

Options                               -             -                           -       40,536
----------------------------------------------------------------------------------------------------------------

Redeemable                            -             -                           -      700,000
Common Stock
----------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE
                                   $128     5,445,156    $0.02               $448    6,151,728    $0.07
----------------------------------------------------------------------------------------------------------------

     Options to purchase 678,050 shares of common stock at prices ranging from $2.44 to $9.63 per share were outstanding at March 31, 2001, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of common shares for the period.

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

     Redeemable common stock aggregating 700,000 shares were not included in the calculation of diluted earnings per share because the book value per common share of the Company for the three months ended March 31, 2001 exceeded the average fair market value of the Company's outstanding common stock at March 31, 2001. Under these circumstances, it is presumed that, at the conclusion of the period of restriction, the shares would be purchased by the Company at the then book value per share and not registered. The reverse was true in 2000 with the average fair market value being greater than book value per share, resulting in the inclusion of the 700,000 shares in the calculation of diluted earnings per share. The redemption agreement stipulates that these shares can be redeemed at the book value per common share starting on April 4, 2003 through April 4, 2005, at the holders' discretion.

(4)  COMPREHENSIVE INCOME (LOSS)

     The Company's comprehensive income was as follows (in thousands):

                                                                    For the Three Months Ended
                                                        -----------------------------------------------
                                                             March 31, 2001             April 1, 2000
                                                        ---------------------       -------------------
Net income                                                    $     128                  $     448
Foreign currency translation adjustment, net of taxes              (194)                       (98)
Net accumulated derivative loss                                    (224)                         -
                                                              ---------                  ---------
Total comprehensive income (loss)                             $    (290)                 $     350
                                                              =========                  =========

(5)  DEBT

     Our Revolving Credit Agreement, as amended on June 30, 1999 and September 30, 2000, provides for a credit line of $14,500,000 to the Company, subject to borrowing base limitations. The agreement, which extends to May 31, 2002, also includes various interest rate options which, for fiscal 2000 and the quarter ended March 30, 2001, have varied from 7.8% to 10.0% on an annualized basis. The collateral for this line of credit is accounts receivable and inventories. The outstanding balance of loans at March 31, 2001 and December 30, 2000 was $13,192,000 and $12,059,000, respectively.
     As reported in our Annual Report on Form 10-K for the year 2000, the Company is in default of this agreement for a financial covenant violation as of December 30, 2000. As a result, this loan has been classified as a current obligation. We are in negotiations with our three U.S. lenders with the objective of providing additional working capital availability for 2001. We expect to conclude these negotiations during the second quarter of 2001, but no assurance can be made that an agreement will be reached nor that any funding resulting from such an agreement will be sufficient to provide the Company with adequate working capital during 2001.

     BHC Aerovox Ltd. ("BHC"), the Company's British subsidiary, has an agreement with a bank which provides for (i) a ten-year mortgage on real property in the amount of 500,000 British pounds with an outstanding balance at March 31, 2001 of $613,000, (ii) a five-year loan collateralized by machinery and equipment in the amount of 500,000 British pounds with an outstanding balance at March 31, 2000 of $469,000 and (iii) an "Overdraft" credit line allowing borrowings in British pounds, euros or U.S. dollars up to the equivalent of 2,500,000 British pounds with an outstanding balance at March 31, 2001 of $3,403,000. On February 28, 2001, BHC renewed the credit line under the same terms except for the borrowing limit, which was raised to 3,000,000 British pounds. With the exception of the five-year loan collateralized by plant and machinery which has an interest rate of 5.73%, interest is charged at variable rates based upon the bank base rate. The ten-year mortgage agreement includes certain financial covenants. At March 31, 2001, BHC was in compliance with these covenants.

     BHC has an agreement with another bank which provides for a five-year loan at 8.0% per annum collateralized by machinery and equipment equivalent to the amount of 1,200,000 British pounds with an outstanding balance at March 31, 2001 of $1,032,000 which allows for borrowings in British pounds or euros.

     We have a term line of credit agreement with an equipment financing company in the amount of $9,000,000, collateralized by certain equipment. At March 31, 2001, borrowings outstanding under this agreement were $6,000,000 at an interest rate of 8.50% and maturing in the year 2005.

     We were in default of two financial covenants on December 30, 2000. Because of these violations and since the Company is in payment default of certain terms of this agreement, this loan has been classified as a current obligation.

     Other long-term debt of the Company consists of an Industrial Revenue Bond with an annual interest rate of 7.42% and monthly payments of principal and interest. The outstanding principal balance at March 31, 2001 was $672,000. We were in payment default on this bond in April 2001. As a result of this default, the bondholders notified us on April 20, 2001 that the outstanding principal and interest was due and payable immediately. The Company's previous owner and guarantor of the bond was also notified of the acceleration and, in turn, requested the Company to repay all amounts outstanding by May 10, 2001. Given our inability to comply with this request, the guarantor is responsible for paying the outstanding principal and interest, $707,000 at May 10, 2001, and will become an unsecured creditor of the Company.

     The Company also had notes payable to each of the original shareholders of Capacitores Unidos, S.A. de C.V. ("CUSA") in the amounts of $1,089,000 and $350,000, accruing interest at rates of 5.22% and 5.32% per annum, respectively, and due April 4, 2001 and April 5, 2002, respectively. The notes were secured by 59% of the common shares outstanding of Aerovox de Mexico. The Company did not make its payment due April 4, 2001, but it has reached an agreement with the noteholders to delay repayment of the notes. Quarterly installments of $400,000 plus accrued interest are payable on April 4, 2002, July 4, 2002 and October 4, 2002. A final installment of $239,000 plus accrued interest is payable on January 4, 2003. As part of this agreement, the interest rates on the notes have been increased to 8.22% and the notes are now secured by 100% of the common shares outstanding of Aerovox de Mexico.

     Aerovox de Mexico has a note payable to Compania General de Electronica S.A. de C.V. ("CGE") in the amount of $211,000 which bears interest at 5.22% per annum, and matured on April 1, 2001. Aerovox de Mexico is repaying this note in four monthly installments from April through July 2001. Aerovox de Mexico also has a renewable bank loan with an outstanding balance at December 30, 2000 of $1,000,000 bearing interest at 9.30%, due on May 18, 2001.

     On March 21, 2000, we entered into a fifteen-year financing agreement with a bank and an investment company affiliated with the bank. Under the terms of the agreement, the Company received $10,179,000 of adjustable rate financing collateralized by our new facility in New Bedford, Massachusetts, which includes real property and manufacturing equipment. The Company entered into a staged interest rate swap in order to fix the interest rate at 7.66% over fifteen years. As of March 31, 2001, the $10,075,000 outstanding balance was covered by the interest rate swap. Including all amortizable fees, the effective interest rate is 9.26%. Since we are in payment default of this agreement in 2001, this loan has been classified as a current obligation.

(6)  COMMITMENTS AND CONTINGENCIES

     In September 1999, we filed a patent infringement lawsuit against three capacitor manufacturers. Because of the Company's liquidity issues and the high cost of pursuing this litigation, we were forced to discontinue prosecution of our claims. We have entered into agreements with two of the three defendants under which each such party agreed to bear its own costs of the litigation. We elected to dismiss the lawsuit as to the third defendant without such an agreement. The third defendant subsequently filed a motion with the court to recover its attorney's fees and costs. On April 20, 2001, the United States District Court for the Central District of California allowed that motion. On May 10, 2001, the defendant submitted its fee request in the amount of $1,865,000. We intend to contest the amount of fees requested by the defendant. We also intend to vigorously pursue an appeal of any award by the Court of legal fees to the defendant in connection with this matter and request that the Court stay its order pending our appeal. No assurances can be given that the order will be stayed. As of March 31, 2001, no amounts have been accrued for this claim as the Company does not believe a loss is probable with respect to this claim.

(7)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     On December 31, 2000, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either current or non-current assets or liabilities in the Condensed Consolidated Balance Sheet and measure those instruments at fair value. The adoption of SFAS 133 on December 31, 2000 increased liabilities by approximately $1,100,000, all recognized in accumulated other comprehensive income. Accumulated other comprehensive loss included a net accumulated derivative loss of $224,000 for the quarter ended March 31, 2001.

     In the normal course of business, we manage risks associated with foreign exchange rates, and interest rates through a variety of strategies, including the use of hedging transactions, executed in accordance with our policies. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure. Any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. We do not use derivative instruments for trading or speculative purposes.

     ACCOUNTING POLICIES

     Using qualifying criteria defined in SFAS 133, derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. The ineffective portion of fair value changes on qualifying hedges is recognized in earnings immediately. If a fair value or cash flow hedge were to cease to qualify for hedge accounting or be terminated, it would continue to be carried on the balance sheet at fair value until settled but hedge accounting would be discontinued prospectively. If a forecasted transaction were no longer probable of occurring, amounts previously deferred in accumulated other comprehensive income would be recognized immediately in earnings.

     On occasion, we may enter into a derivative instrument for which hedge accounting is not required because it is entered into to offset changes in the fair value of an underlying transaction which is required to be recognized in earnings (natural hedge). These instruments are reflected in the Condensed Consolidated Balance Sheet at fair value with changes in fair value recognized in earnings.

     FOREIGN EXCHANGE

     Operating in international markets involves exposure to movements in foreign exchange rates, primarily the Mexican peso, British pound and euro, which principally impacts the translation of our international operating profit into U.S. dollars.

     On occasion, we may enter into derivative financial instruments, as necessary, to reduce the effect of foreign exchange rate changes. We manage the use of foreign exchange derivatives centrally. Forward exchange contracts used to hedge the foreign currency exposure resulting from assets and liabilities denominated in currencies other than the functional currency and anticipated intercompany purchases are accounted for as either natural or cash flow hedges, as applicable. The earnings impact from these hedges is classified as either cost of sales or selling, general and administrative expenses consistent with the expense classification of the underlying hedged items. No such contracts designated as cash flow hedges were in effect at March 31, 2001.

     INTEREST RATES

     We manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We use interest rate swaps to effectively change the interest rate of specific debt issuances, with the objective of reducing and fixing our overall borrowing costs. These swaps are entered into concurrently with the issuance of the debt that they are intended to modify. The notional amount, interest payment and maturity dates of the swaps match the principal, interest payment and maturity dates of the related debt. Accordingly, any market risk or opportunity associated with these swaps is offset by the opposite market impact on the related debt. Our credit risk related to interest rate swaps is considered low because such swaps are entered into only with strong creditworthy counterparties and are generally settled on a net basis. Further, there is no concentration with counterparties.

     Interest rate swaps are designated as hedges of underlying fixed rate obligations and accounted for as fair value hedges. The earnings impact from these hedges is classified as interest expense. The ineffective portion of debt fair value hedges was not material to our results of operations during the quarter.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 compared with Three Months Ended April 1,
2000.

Net sales for the first quarter of 2001 totaled $28.2 million compared with $30.2 million for the first quarter of 2000, a decrease of $2.0 million or 6.7%. The decrease in revenue for the quarter resulted primarily from a slowdown of sales to customers supplying power products into the telecommunications and internet markets.

Gross margin for the first quarter of 2001 at 18.1% of net sales ran ahead of last year's 17.2% reflecting improved operating efficiencies and a lower overhead structure achieved through relocations and plant consolidations undertaken in 2000.

Selling, general and administrative expenses for the first quarter of 2001 totaled $4.0 million or 14.3% of net sales compared with $4.2 million or 13.8% of net sales for the same period in 2000. The decrease resulted from cost savings related to our December 2000 and January 2001 layoffs combined with tight spending controls over the first quarter of 2001. These savings were partially offset by increased professional services of $0.2 million related to our liquidity issues.

Income from operations during the first quarter of 2001 increased to $1.1 million from $1.0 million the first quarter a year earlier. Interest expense for the first quarter of 2001 totaling $821,000 increased because of higher debt levels.

Income before taxes was $428,000 or 1.5% compared to $643,000 or 2.1% in the first quarter of 2000. The provision for income taxes for the first quarter of 2000 was $300,000 or 70% of pretax income, reflecting taxes in foreign jurisdictions, compared with $195,000 or 30% of pretax income in the first quarter of 2000. No benefit was recorded for losses in the United States because of the uncertainty of the U.S. entity returning to profitability in the future.

Net income for the quarter was $128,000 or $0.02 per common share-basic and diluted, compared with net income in the first quarter of 1999 of $448,000 or $0.08 per common share-basic and $0.07 per share-diluted.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at the end of the first quarter of 2001 totaled $0.5 million compared with $0.8 million as of December 30, 2000. Working capital decreased to a deficiency of $14.7 million at March 31, 2001, compared with a deficiency of $13.6 million at December 30, 2000, due primarily to the recognition of a liability for the fair value of a derivative instrument (interest rate swap) in accordance with our application of SFAS 133. (See Note 7.) Current ratio at March 31, 2001 was 0.74, compared with a ratio of 0.75 at December 30, 2000. At the end of the first quarter of 2001, we had borrowings of $38.1 million compared with $37.6 million at December 30, 2000.

Our Revolving Credit Agreement, as amended on June 30, 1999 and September 30, 2000, provides for a credit line of $14.5 million to the Company, subject to borrowing base limitations. The agreement also includes various interest rate options which, for fiscal year 2000 and the quarter ended March 30, 2001, have varied from 7.8% to 10.0% on an annualized basis. The collateral for this line of credit is accounts receivable and inventories. The outstanding balance of loans at March 31, 2001 and December 30, 2000 was $13.2 million and $12.1 million, respectively. As reported in our Annual Report on Form 10-K for the year 2000, the Company is in default of this agreement for a financial covenant violation as of December 30, 2000. As a result, this loan has been classified as a current obligation. We are in negotiations with our three U.S. lenders with the objective of providing additional working capital availability for 2001. We expect to conclude these negotiations during the second quarter of 2001, but no assurance can be made that an agreement will be reached nor that any funding resulting from such an agreement will be sufficient to provide the Company with adequate working capital during 2001.

BHC, has an agreement with a bank which provides for (i) a ten-year mortgage on real property in the amount of 0.5 million British pounds with an outstanding balance at March 31, 2001 of $0.6 million, (ii) a five-year loan collateralized by machinery and equipment in the amount of 0.5 million British pounds with an outstanding balance at March 31, 2000 of $0.5 million and (iii) an "Overdraft" credit line allowing borrowings in British pounds, euros or U.S. dollars up to the equivalent of 2.5 million British pounds with an outstanding balance at March 31, 2001 of $3.4 million. On February 28, 2001, BHC renewed the credit line under the same terms except for the borrowing limit, which was raised to
3.0 million British pounds. With the exception of the five-year loan collateralized by plant and machinery which has an interest rate of 5.73%, interest is charged at variable rates based upon the bank base rate. The ten-year mortgage agreement includes certain financial covenants. At March 31, 2001, BHC was in compliance with these covenants.

BHC has an agreement with another bank which provides for a five-year loan at 8.0% per annum collateralized by machinery and equipment equivalent to the amount of 1.2 million British pounds with an outstanding balance at March 31, 2001 of $1.0 million which allows for borrowings in British pounds or euros.

We have a term line of credit agreement with an equipment financing company in the amount of $9.0 million, collateralized by certain equipment. At March 31, 2001, borrowings outstanding under this agreement were $6.0 million at an interest rate of 8.50% and maturing in the year 2005. We were in default of two financial covenants on December 30, 2000. Because of these violations and since the Company is in payment default of certain terms of this agreement, this loan has been classified as a current obligation.

Other long-term debt of the Company consists of an Industrial Revenue Bond with an annual interest rate of 7.42% and monthly payments of principal and interest. The outstanding principal balance at March 31, 2001 was $0.7 million. We were in payment default on this bond in April 2001. As a result of this default, the bondholders notified us on April 20, 2001 that the outstanding principal and interest was due and payable immediately. The Company's previous owner and guarantor of the bond was also notified of the acceleration and, in turn, requested the Company to repay all amounts outstanding by May 10, 2001. Given our inability to comply with this request, the guarantor is responsible for paying the outstanding principal and interest, $0.7 million at May 10, 2001, and will become an unsecured creditor of the Company.

The Company also had notes payable to each of the original shareholders of CUSA in the amounts of $1.1 million and $0.3 million, accruing interest at rates of 5.22% and 5.32% per annum, respectively, and due April 4, 2001 and April 5, 2002, respectively. The notes were secured by 59% of the common shares outstanding of Aerovox de Mexico. The Company did not make its payment due April 4, 2001, but it has reached an agreement with the noteholders to delay repayment of the notes. Quarterly installments of $0.4 million plus accrued interest are payable on April 4, 2002, July 4, 2002 and October 4, 2002. A final installment of $0.2 million plus accrued interest is payable January 4, 2003. As part of this agreement, the interest rates on the notes have been increased to 8.22% and the notes are now secured by 100% of the common shares outstanding of Aerovox de Mexico.

Aerovox de Mexico has a note payable to CGE in the amount of $0.2 million which bears interest at 5.22% per annum, and matured on April 1, 2001. Aerovox de Mexico is repaying this note in four monthly installments from April through July 2001. Aerovox de Mexico also has a renewable bank loan with an outstanding balance at December 30, 2000 of $1.0 million bearing interest at 9.30%, due on May 18, 2001.

On March 21, 2000, we entered into a fifteen-year financing agreement with a bank and an investment company affiliated with the bank. Under the terms of the agreement, the Company received $10.2 million of adjustable rate financing collateralized by our new facility in New Bedford, Massachusetts, which includes real property and manufacturing equipment. The Company entered into a staged interest rate swap in order to fix the interest rate at 7.66% over fifteen years. As of March 31, 2001, the $10.1 million outstanding balance was covered by the interest rate swap. Including all amortizable fees, the effective interest rate is 9.26%. Since we are in payment default of this agreement in 2001, this loan has been classified as a current obligation.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

In September 1999, we filed a patent infringement lawsuit against three capacitor manufacturers. Because of the Company's liquidity issues and the high cost of pursuing this litigation, we were forced to discontinue prosecution of our claims. We have entered into agreements with two of the three defendants under which each such party agreed to bear its own costs of the litigation. We elected to dismiss the lawsuit as to the third defendant without such an agreement. The third defendant subsequently filed a motion with the court to recover its attorney's fees and costs. On April 20, 2001, the United States District Court for the Central District of California allowed that motion. On May 10, 2001, the defendant submitted its fee request in the amount of $1.9 million. We intend to contest the amount of fees requested by the defendant. We also intend to vigorously pursue an appeal of any award by the Court of legal fees to the defendant in connection with this matter and request that the Court stay its order pending our appeal. No assurances can be given that the order will be stayed. As of March 31, 2001, no amounts have been accrued for this claim as the Company does not believe a loss is probable with respect to this claim.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Our Revolving Credit Agreement, as amended on June 30, 1999 and September 30, 2000, provides for a credit line of $14.5 million to the Company, subject to borrowing base limitations. As reported in our Annual Report on Form 10-K for the year 2000, the Company is in default of this agreement for a financial covenant violation as of December 30, 2000. As a result, this loan has been classified as a current obligation. We are in negotiations with our three U.S. lenders with the objective of providing additional working capital availability for 2001. We expect to conclude these negotiations during the second quarter of 2001, but no assurance can be made that an agreement will be reached nor that any funding resulting from such an agreement will be sufficient to provide the Company with adequate working capital during 2001. There were no principal and interest payments in arrears as of May 15, 2001.

We have a term line of credit agreement with an equipment financing company in the amount of $9.0 million, collateralized by certain equipment. We were in default of two financial covenants on December 30, 2000. Because of these violations and since the Company is in payment default of this agreement, this loan has been classified as a current obligation. Principal and interest payments in arrears as of May 15, 2001 total $0.3 million.

On March 21, 2000, we entered into a fifteen-year financing agreement with a bank and an investment company affiliated with the bank. Under the terms of the agreement, the Company received $10.2 million of adjustable rate financing collateralized by our new facility in New Bedford, Massachusetts, which includes real property and manufacturing equipment. Since we are in payment default of this agreement in 2001, this loan has been classified as a current obligation. There were no principal and interest payments in arrears as of May 15, 2001; however, the Company did not pay an annual letter of credit fee of $0.2 million due in March 2001.

ITEM 5. OTHER INFORMATION

ENVIRONMENTAL STATUS

On December 2, 1999, we reached a final agreement with the U.S. Environmental Protection Agency regarding the remediation of polychlorinated biphenyls ("PCBs") present in our former New Bedford facility. Under the agreement, we agreed to relocate our Belleville Avenue operations to another site within 16 months, demolish the building, and cap the site by November 2011. We completed our move out of the facility during the first quarter of 2001 and met the required closure date of April 2, 2001.

In fiscal 1997, we recorded a provision of $13.0 million for environmental costs, plant remediation and impairment of assets. The provision included a $7.2 million reserve for environmental remediation and associated consulting, legal and engineering costs posted as a result of the identification of PCBs in the plant. From that date through March 31, 2001, $0.9 million was charged to the reserve, primarily for costs related to closing the Belleville Avenue facility.

Management believes the reserve is adequate for the cost of activities described above.

SAFE HARBOR STATEMENT

Statements made in this form 10-Q which are not historical facts, including statements about the sufficiency of the Company's liquidity, are forward looking and involve risks and uncertainties. We caution you that actual events or results may differ as a result of risks facing us. Such risks include, but are not limited to, changes in the general economic conditions both in the U.S. and abroad, the actions of our customers, competitors, suppliers and lenders, variations in foreign currencies, the weather, the ability to control product quality and delivery and our ability to solidify and grow existing and new market segments.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

6 (a).  Exhibits: None
6 (b).  Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AEROVOX INCORPORATED


DATE May 15, 2001             BY /S/ F. RANDAL HUNT
                              ----------------------
                              F. Randal Hunt
                              Senior Vice President and Chief Financial Officer

                                 EXHIBIT INDEX
                        Aerovox Incorporated Form 10-Q
                       (for period ended March 31, 2001)

  Exhibit                                                                                              Page/SEC
   Item                                                                              Exhibit           Document
------------                                                                       ----------       -------------
    (4)      Instruments Defining the Rights of Security Holders,
             -----------------------------------------------------
             Including Indentures.
             --------------------
                     Filed Herewith:
                     4.11     Restructuring Agreement dated April 4, between
                          the Company and Aerovox de Mexico, Enrique Sanchez
                          Aldunate, Hobir Holding B.V., Kato Holding B.V.,             4.11               ----
                          Bires Investments B.V., Kasri Holding B.V., Tako
                          Holding B.V. and Renko Investments B.V.

                     4.11.1   Second Restated Securities Pledge Agreement              4.11.1             ----
                          dated April 4, 2001 between the Company and Hobir
                          Holding B.V., Kato Holding B.V., Bires Investments
                          B.V., Kasri Holding B.V., Tako Holding B.V. and
                          Renko Investments B.V.

                     4.11.2   Escrow Instructions for the Company, First               4.11.2             ----
                          National Bank, Hobir Holding B.V., Kato Holding
                          B.V., Bires Investments B.V., Kasri Holding B.V.,
                          Tako Holding B.V. and Renko Investments B.V.

                     4.11.3   Replacement Promissory Note dated April 4,               4.11.3             ----
                          2001 between the Company and Hobir Holding B.V.

                     4.11.4   Replacement Promissory Note dated April 4,               4.11.4             ----
                          2001 between the Company and Kato Holdings B.V.

                     4.11.5   Replacement Promissory Note dated April 4,               4.11.5             ----
                          2001 between the Company and Bires Investments B.V.

                     4.11.6   Replacement Promissory Note dated April 4,               4.11.6             ----
                          2001 between the Company and Kasri Holdings B.V.


                     4.11.7   Replacement Promissory Note dated April 4,               4.11.7             ----
                          2001 between the Company and Renko Investments B.V.


                     4.11.8   Replacement Promissory Note dated April 4,               4.11.8             ----
                          2001 between the Company and Tako Holdings B.V.